Form 10-K/A
period 2013-12-31
Kindred Biosciences, Inc.
filed 2014-03-17
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note
We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 14, 2014 (the “Form 10-K”), solely for the purpose of correcting a typographical error on page 4 under the heading “Advance CereKin, AtoKin, SentiKin and our other product candidates through development and regulatory approval” relating to the timing of potential marketing approvals for our first product candidates. The third sentence under this heading is corrected as as follows:
“If these trials and other development activities are successful, we expect to submit NADAs for CereKin starting in mid-2014, and for AtoKin and SentiKin in late 2014, with potential marketing approvals for the first of these products starting in mid-2015.”
No other sections of the Form 10-K are affected by this Amendment. This Amendment should be read in conjunction with the Form 10-K and the registrant’s other filings with the Securities and Exchange Commission. Except as described above, no other changes have been made in this Amendment to modify or update the other disclosures presented in the Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDRED BIOSCIENCES, INC.

Date: March 17, 2014	By:	/s/ Richard Chin, M.D.
Richard Chin, M.D.
President and Chief Executive Officer

2