Form 10-K/A
period 2013-12-31
Kindred Biosciences, Inc.
filed 2014-04-24
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-K
(Amendment No. 2)
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

Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at April 11, 2014

Common Stock, par value $0.0001	19,677,120 shares

Documents incorporated by reference:        None

EXPLANATORY NOTE
Kindred Biosciences, Inc. ("we," "us," "our," or the "Company") is filing this Amendment to Form 10-K/A (this "Amendment") to our annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the "Commission") on March 14, 2014 and amended on March 18, 2014 (the "Form 10-K") to provide the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K, because we do not plan to hold our annual meeting until the fourth fiscal quarter of 2014 and do not expect to file our definitive proxy statement before April 30, 2014.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of new certifications by our principal executive officer and principal financial officer filed herewith and related footnotes. This Amendment does not amend or otherwise update any other information in the Form 10-K. This Amendment should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the filing of the Form 10-K.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
MANAGEMENT
Executive Officers and Directors
The following table sets forth the name, age and position of each of our executive officers and directors as of April 11, 2014:

Name	Age	Position
Richard Chin, M.D.	47	President, Chief Executive Officer and Director
Kevin Schultz, D.V.M., Ph.D.	62	Chief Scientific Officer and Head of Research and Development
Stephen Sundlof, D.V.M., Ph.D.	62	Senior Vice President of Regulatory Affairs
Denise M. Bevers	46	Chief Operating Officer and Secretary
Stephen S. Galliker	67	Chief Financial Officer
Blake Hawley, D.V.M.	50	Chief Commercial Officer
Ernest Mario, Ph.D.	75	Director
Ervin Veszprémi	54	Director
Oleg Nodelman	36	Director
Raymond Townsend, Pharm. D.	68	Director

Executive Officers
Richard Chin, M.D., is one of our co-founders and has served as our President and Chief Executive Officer since October 2012. From October 2008 until December 2011, he was Chief Executive Officer of OneWorld Health, a Bill and Melinda Gates Foundation-funded nonprofit organization engaged in developing drugs for neglected diseases. From July 2006 until October 2008, Dr. Chin was President and Chief Executive Officer of Oxigene, a biotechnology company. From June 2004 to July 2006, he served at Elan Pharmaceuticals, initially as Senior Vice President of Medical Affairs, and then as Senior Vice President of Global Development. From March 1999 to June 2004, Dr. Chin served in various roles at Genentech, Inc., now a Division of Roche Group, culminating in his last position as the Head of Clinical Research for Biotherapeutics Unit, overseeing clinical development of all Genentech products except for oncology products. Dr. Chin currently serves as an adjunct professor at the University of California at San Francisco. He also currently serves on the board of Galena Biopharma, Inc. and ImmunoCellular Therapeutics Ltd. Dr. Chin received his M.D. from Harvard University and also holds a law degree from Oxford University, where he studied as a Rhodes Scholar. Through his experience and knowledge of our operations, and his experience in drug development, and his experience serving on public company boards of directors, Dr. Chin is well-suited to serve as a member of our board of directors.
Kevin Schultz, D.V.M., Ph.D., has been our Chief Scientific Officer since July 1, 2013. Dr. Schultz previously served from May 2000 until his retirement in July 2008 as the Chief Scientific Officer and Head of Research and Development for Merial, the animal health division of Sanofi S.A., one of the largest veterinary pharmaceutical companies in the world. In 1997, Dr. Schultz was one of the founding executives to combine the Animal Health Division of Merck with Rhone Merieux to form Merial, a 50% joint Animal Health venture between Merck and Rhone Poulenc. From July 2008 until the present, Dr. Schultz has served as the President of his personal services company, Kevin Schultz Consulting LLC, which provides consulting services for human and animal health research and development. From November 2010 to April 2011, he served as Chief Science Officer of TyraTech, Inc., a public company listed on the AIM - London Stock Exchange, engaged in natural products research and development for people, animals and the environment, and from May 2011 until

April 2012, he served as a non-executive board member of TyraTech, Inc. He is also a Venture Fellow with Georgia Research Alliance. Dr. Schultz served as a Professor at the University of Wisconsin before joining Merck. He received his D.V.M. from Purdue University, where he trained in immunology, oncology, and dermatology, and earned a Ph.D. from the University of Florida Medical School before joining Harvard Medical School and Harvard School of Public Health as a Fellow in Cancer Biology.
Stephen Sundlof, D.V.M., Ph.D., was appointed our Senior Vice President of Regulatory Affairs on August 26, 2013. Dr. Sundlof served as the Director of the Center for Veterinary Medicine at the FDA from 1994 to 2008, where he oversaw all veterinary products regulated by the FDA, and retired as the Director of the Center for Food Safety and Applied Nutrition in 2010. Dr. Sundlof began his career in 1980 on the faculty of the University of Florida’s College of Veterinary Medicine. He received his D.V.M. from the University of Illinois, College of Veterinary Medicine, and earned a Ph.D. in Veterinary Toxicology from the University of Illinois, College of Veterinary Medical Sciences. Dr. Sundlof also holds a B.S. in Zoology from Southern Illinois University and an M.S. in Veterinary Toxicology from the University of Illinois, College of Veterinary Medical Sciences.
Denise M. Bevers is one of our co-founders and has served as our Chief Operating Officer since October 2012. On November 11, 2013, she was appointed as our corporate Secretary. Ms. Bevers co-founded and served as the President and Chief Executive Officer of SD Scientific, Inc., a privately held, full-service medical affairs and communications company, from August 2005 to June 2013. She has over 20 years of human pharmaceutical and research experience and is an expert in clinical operations, medical affairs, and scientific communications. Ms. Bevers has managed dozens of human drug development programs from Phase I through Phase IV at pharmaceutical companies Elan Pharmaceuticals and Skyepharma, and at Quintiles, a contract research organization. She began her clinical research career in 1989 as the Division Lead of the Urology Department at Scripps Clinic and Research Foundation, a non-profit medical research foundation, where she was integral in implementing the policies and procedures for the organization’s clinical research programs. Ms. Bevers earned an M.B.A. from Keller Graduate School of Management and a B.S. in Ecology, Behavior, and Evolution from the University of California San Diego, Revelle College.
Stephen S. Galliker, C.P.A., has served as our Chief Financial Officer since September 10, 2013. Mr. Galliker served as the Executive Vice President, Finance and Administration, and Chief Financial Officer of Dyax Corp., a biopharmaceutical company focused on advancing novel biotherapeutics for unmet medical needs, from 1999 until his retirement in July 2008. From 1996 to 1999, Mr. Galliker was the Chief Financial Officer of Excel Switching Corporation, a developer and manufacturer of open switching platforms for telecommunications networks, and was Excel’s Vice President, Finance and Administration from 1997 to 1999. He currently serves as a director of Galena Biopharma, Inc., a public biopharmaceutical company. Mr. Galliker was also a director of Osteotech, Inc., a formerly public medical device company, until its merger into Medtronic, Inc. in November 2010. Mr. Galliker received a B.S. from Georgetown University and an M.B.A. from the University of Chicago, and is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants.
Blake Hawley, D.V.M., was appointed as our Chief Commercial Officer on March 24, 2014. Dr. Hawley previously served as the Managing Director of the United Kingdom and Ireland, the General Manager of Australasia, and the Regional General Manager of Russia and Central Eastern Europe (consisting of 22 countries) for Hill’s Pet Nutrition, Ltd, a Colgate-Palmolive company. His experience includes ten years of profit and loss responsibilities in these territories. He also has a background in e-commerce, data analytics, and social media and most recently served as Worldwide Director of Global Digital for Hill’s Pet Nutrition. Dr. Hawley currently serves on the Board of Advisors to Kansas University School of Business M.B.A. Program and as a director of the Lawrence, Kansas Humane Society. Dr. Hawley received his B.S. in Zoology and D.V.M. from North Carolina State University and earned a M.B.A in marketing from the University of Kansas. Dr. Hawley also performed postdoctoral studies at Utrecht University, Netherlands.
Non-Employee Directors

Ernest Mario, Ph.D., has been a member of our board of directors since February 15, 2013. Dr. Mario served as Deputy Chairman of Glaxo Holdings plc from 1992 to 1993 and as Chief Executive Officer from 1989 to 1993. From 1993 until 2001, he was Chairman and Chief Executive Officer of ALZA Corporation, a drug delivery technology company acquired by Johnson & Johnson in 2001. From 2003 until 2007, Dr. Mario served as Chairman and Chief Executive Officer of Reliant Pharmaceuticals, which was acquired by GlaxoSmithKline. He currently is Chairman and Chief Executive Officer of Capnia, a private pharmaceutical company developing novel therapeutic products to treat migraine and allergic rhinitis. He is also a Venture Partner with Pappas Ventures and serves on a number of corporate boards, including the following public companies: Boston Scientific Corporation, Celgene Corporation, Chimerix Inc., Tonix Pharmaceuticals Holding Corporation, and XenoPort Inc. Dr. Mario earned a B.S. in pharmacy at Rutgers University and his M.S. and Ph.D. in physical sciences at the University of Rhode Island. He holds honorary doctorates from the University of Rhode Island and Rutgers University. In 2007 he was awarded the Remington Medal by the American Pharmacists’ Association, pharmacy’s highest honor. Because of his extensive experience in the pharmaceutical industry and his extensive experience serving on public company boards of directors, Dr. Mario is well qualified to serve on our board.
Ervin Veszprémi has been a member of our board of directors since February 15, 2013. He has served as the Chief Executive Officer of Medichem, a leading active pharmaceutical product manufacturer, since 2003, and has nearly 30 years of experience in the pharmaceutical industry, including 15 years in the animal health sector. Mr. Veszprémi served as the former Vice President and Global Head of Marketing for Novartis Animal Health, one of the largest veterinary companies in the world, from 1998 to 2002. Mr. Veszprémi holds a physiology degree from the University of British Columbia and has studied management at Harvard Business School and Stanford University. Because of his extensive experience in the veterinary pharmaceutical industry, his extensive experience in commercialization, and his knowledge of the European market, Mr. Veszprémi is well qualified to serve on our board.
Oleg Nodelman was appointed to our board of directors on November 11, 2013. He founded and has served as Managing Director of EcoR1 Capital, a San Francisco-based, value-oriented healthcare private investment fund, since October 2012. Prior to founding EcoR1, from 2001 to 2012, Mr. Nodelman was a portfolio manager at BVF Partners L.P., one of the oldest dedicated biotechnology hedge funds in the United States. Prior to joining BVF, Mr. Nodelman was a consultant with Mercer Management Consulting (now Oliver Wyman), a consulting firm focused on strategy, operations, risk management, organizational transformation and leadership development. Mr. Nodelman is on the Board of Addex Therapeutics, a clinical-stage biopharma company listed on the Swiss Exchange, and is a member of the President’s Council at the Gladstone Institute. He holds a Bachelor of Science degree in Foreign Service with a concentration in Science and Technology from Georgetown University. Mr. Nodelman’s extensive management consulting experience, experience investing in biotechnology companies and services as a director of other public companies make him well-qualified to serve on our board.
Raymond Townsend, Pharm.D., was appointed to our board of directors on November 11, 2013. He has served since 2001 as the President of Wasatch Health Outcomes, Inc., his personal consulting firm engaged in providing support for pharmaceutical product development, pricing and commercialization. From 1978 to 1988, Dr. Townsend was employed in various positions at the Upjohn Company, where he pioneered the first modern pharmacoeconomic research department within the pharmaceutical industry. Between 1988 and 1997, he served in various positions at Glaxo (now GlaxoSmithKline), culminating in the positions of Worldwide Director and Vice President, Outcomes, Epidemiology and Policy Research. Between 1998 and 2001, he was co-founder and Chief Executive Officer of Strategic Outcomes Services, Inc. From 2004 to 2009, he was Senior Vice President, Pharmacoeconomic & Epidemiology Outcomes Research, at Elan Pharmaceuticals, Inc. Dr. Townsend earned a B.A. in Economics at California State University and his Doctor of Pharmacy degree from the University of California, San Francisco. Dr. Townsend is well qualified to serve as a director because of his extensive experience in senior management roles in the pharmaceutical industry.
Composition of the Board of Directors

Director Independence
Our board of directors currently consists of five members. Dr. Chin is not considered an independent director, because he serves as our President and Chief Executive Officer. Our board of directors has determined that each of our other directors is an independent director in accordance with the listing requirements of The NASDAQ Stock Market. Pursuant to NASDAQ rules, our board must consist of a majority of independent directors. The NASDAQ independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by NASDAQ rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.
Classified Board of Directors
In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are classified as follows:

•	the Class I directors are Ernest Mario and Oleg Nodelman, and their terms will expire at our 2014 annual meeting of stockholders;

•	the Class II directors are Raymond Townsend and Ervin Veszprémi, and their terms will expire at our 2015 annual meeting of stockholders; and

•	the Class III director is Richard Chin, and his term will expire at the 2015 annual meeting of stockholders.
Our board of directors has not appointed a Chairman of the Board, and Dr. Chin, our President and Chief Executive Officer, generally chairs meetings of our board. Our amended and restated certificate of incorporation provides that the authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our company.
Leadership Structure of the Board
Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock entitled to vote in the election of directors. Our amended and restated bylaws and corporate governance guidelines provide our board of directors with flexibility in its discretion to combine or separate the positions of Chairman of the Board and Chief Executive Officer. As a general policy, our board of directors believes that separation of the positions of Chairman and Chief Executive Officer reinforces the independence of the board of directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of the board of directors as a whole. We expect and intend the positions of Chairman of the Board of Directors and Chief Executive Officer to be held by two individuals in the future.
Role of Board in Risk Oversight Process

Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks we face. Throughout the year, senior management reviews these risks with the board of directors at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks. Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through standing committees of the board of directors that will address risks inherent in their respective areas of oversight. In particular, our audit committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The audit committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related-person transactions. Our nominating and governance committee monitors the effectiveness of our corporate governance guidelines. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking by our management.
Board Committees
Our board has established three standing committees-audit, compensation, and nominating and corporate governance-each of which operates under a written charter that has been approved by our board. Each committee charter has been posted on the Corporate Governance section of our website at www.kindredbio.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this annual report.
Audit Committee
The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

•	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;

•	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	discussing our risk management policies;

•	establishing policies regarding hiring employees from the registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

•	meeting independently with our internal auditing staff, if any, registered public accounting firm and management;

•	reviewing and approving or ratifying any related person transactions; and

•	preparing the audit committee report required by SEC rules.

The members of our audit committee are Dr. Mario and Messrs. Nodelman and Veszprémi, and Dr. Mario serves as the chairperson of the committee. Our board of directors has determined that each of Dr. Mario and Messrs. Nodelman and Veszprémi is an independent director under NASDAQ rules and under Rule 10A-3. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our board of directors has determined that Dr. Mario is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable NASDAQ rules and regulations.
Compensation Committee
The compensation committee’s responsibilities include:

•	annually reviewing and approving corporate goals and objectives relevant to CEO compensation;

•	determining our CEO’s compensation;

•	reviewing and approving, or making recommendations to our board with respect to, the compensation of our other executive officers;

•	overseeing an evaluation of our senior executives;

•	overseeing and administering our cash and equity incentive plans;

•	reviewing and making recommendations to our board with respect to director compensation;

•	reviewing and discussing annually with management our “Compensation Discussion and Analysis”; and

•	preparing the annual compensation committee report required by SEC rules.
The members of our compensation committee are Drs. Mario and Townsend and Mr. Nodelman, and Mr. Nodelman serves as the chairperson of the committee. Our board has determined that each of Dr. Mario and Messrs. Nodelman and Townsend is independent under the applicable NASDAQ rules and regulations, is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and is an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended.
Nominating and Corporate Governance Committee
The nominating and corporate governance committee’s responsibilities include:

•	identifying individuals qualified to become board members;

•	recommending to our board the persons to be nominated for election as directors and to each of the board’s committees;

•	reviewing and making recommendations to the board with respect to management succession planning;

•	developing and recommending to the board corporate governance principles; and

•	overseeing an annual evaluation of the board.
The members of our nominating and corporate governance committee are Drs. Chin and Townsend and Mr. Veszprémi, and Mr. Veszprémi serves as the chairperson of the committee. Under applicable NASDAQ rules, we are permitted to phase in our compliance with the independent nominating and corporate governance committee requirements of NASDAQ as follows: (1) one independent member at the time of listing, (2) a majority of independent members within 90 days of listing and (3) all independent members within one year of listing. Our board has determined that each of Dr. Townsend and Mr. Veszprémi is independent under the applicable NASDAQ rules and regulations, and that Dr. Chin is not independent. We will comply with the phase-in requirements of the NASDAQ rules and within one year of our listing on the NASDAQ Stock Market, all members of our nominating and corporate governance committee will be independent under the applicable NASDAQ rules.
Compensation Committee Interlocks and Insider Participation
None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of our compensation committee during the period from September 25, 2012 (inception) through December 31, 2013.
Code of Ethics and Business Conduct
We have adopted a written code of ethics and business conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our code of ethics and business conduct is available under the Corporate Governance section of our website at www.kindredbio.com. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of The NASDAQ Stock Market concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this annual report.

ITEM 11.	EXECUTIVE COMPENSATION
This section discusses the material components of the executive compensation program for our executive officers named in the 2013 Summary Compensation Table, below.
Compensation of Executive Officers
The following table sets forth the compensation for services paid in all capacities for the fiscal years ended December 31, 2012 and December 31, 2013 to Richard Chin, M.D., our President and Chief Executive Officer and our two other most highly compensated executive officers. The principal terms of our present employment agreements with Dr. Chin and our other executive officers are described under the caption “Employment Agreements” below in this section of this annual report.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Option Awards ($)(8)		All Other Compen-sation ($)(2)	Total ($)
Richard Chin, M.D.	2013	$268,250	(3)	$218,000	$86,005		$—	$572,255
President and Chief Executive Officer	2012	$62,500	(4)	$—	$—		$—	$62,500
Denise M. Bevers	2013	$106,995	(5)	$107,120	$235,452	(6)	$—	$449,567
Chief Operating Officer	2012	$—		$—	$—		$—	$—
Kevin Schultz, D.V.M., Ph.D.	2013	$75,113	(7)	$20,209	$212,923		$—	$308,245
Chief Scientific Officer	2012	$—		$—	$—		$—	$—

(1)	The bonuses shown were paid in 2014.

(2)	Does not include perquisites and other personal benefits, unless the aggregate amount of such perquisites and other personal benefits exceeded $10,000.

(3)
Reflects Dr. Chin’s base salary of $250,000 under his initial employment agreement through August 2013, increased base salary of $300,000 beginning September 2013 and further increased base salary of $330,000 beginning December 12, 2013.

(4)	Reflects the prorated amount of the $250,000 annual base salary provided pursuant to our initial employment agreement with Dr. Chin, whose employment with us commenced on October 1, 2012.

(5)	Reflects Ms. Bevers’s base salary of $220,000 beginning July 1, 2103 under her employment agreement and increased base salary of $242,000 beginning December 12, 2013.

(6)
Reflects stock options granted to Ms. Bevers and 100% of the value of stock options granted to SD Scientific, Inc., which is co-owned by Ms. Bevers. See "Certain Relationships and Related Person Transactions - Transactions with Directors and Officers."

(7)	Reflects Dr. Schultz’s initial base salary of $220,000 beginning July 22, 2013 under his employment agreement and increased base salary of $242,000 beginning December 12, 2013.

(8)
Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718, excluding the effects of any estimated forfeitures. The assumptions used in the valuation of these awards are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Stock-Based Compensation” above.

Employment Agreements
Richard Chin, M.D.
In October 2012, we entered into a written employment agreement with Dr. Chin pursuant to which he serves as our President and Chief Executive Officer for an unspecified term. In September 2013, Dr. Chin’s employment agreement was amended and restated. The amended and restated employment agreement provides for an annual base salary of $300,000, which was increased to $330,000 on December 12, 2013. Dr. Chin is also eligible for an annual cash bonus of 50% of his then-current base salary based on achievement of both his individual and company goals established on annual basis by our board of directors within 30 days of the beginning of the fiscal year. In conjunction with entering into his original employment agreement in October 2012, Dr. Chin was awarded an option to purchase up to 400,000 shares of our common stock at an exercise price of $0.36 per share, which option will vest as to 100,000 of the option shares on the one-year anniversary of the original employment date and as to the remaining option shares in equal monthly installments of approximately 8,334 shares thereafter until fully vested, subject to his remaining in our continuous employ through each such vesting date. Moreover, on an annual basis we will grant to Dr. Chin additional options to purchase shares of our common stock as follows: (i) if Dr. Chin’s annual salary is less than $300,000, we will grant him options equivalent to 2.5% our then-outstanding shares; (ii) if his annual salary is equal to or greater than $300,000 but less than $400,000, we will grant him options equivalent to 1.75% of our then-outstanding shares; and (iii) if his salary is $400,000 or greater, we will grant him options equivalent to 1% of our then-outstanding shares.

Under the terms of Dr. Chin’s employment agreement, if his employment is terminated by us without “cause,” or as a result of Dr. Chin’s death or disability, within the twelve-month period following a “change in control,” or he resigns for “good reason,” then, subject to his execution of a general release of claims, Dr. Chin will be entitled to receive 24 months of his annual base salary payable within seven days of termination, reimbursement for up to 18 months of insurance premiums for continuation coverage under our group health plans and accelerated vesting of all of his outstanding stock options and any other equity awards.
“Cause” for purposes of Dr. Chin’s employment agreement means Dr. Chin has: (i) been grossly negligent in the performance of his duties; (ii) been convicted of or pleaded guilty or nolo contendre to a felony; (iii) committed a criminal act relating to Dr. Chin’s employment or the company involving, in the good faith judgment of our board of directors, fraud or theft, but excluding any conviction which results solely from Dr. Chin’s title or position with our company and is not based on his personal conduct; (iv) committed a breach of any material provision of his employment agreement or of any nondisclosure or non-competition agreement which remains uncured or 60 days following receipt of notice; or (v) intentionally breached a material provision of any code of conduct or ethics policy in effect at our company.
“Good reason” for purposes of Dr. Chin’s employment agreement means Dr. Chin has suffered: (i) a material reduction in title, status or responsibilities; or (ii) a material reduction in total compensation.
“Change of control” for purposes of Dr. Chin’s employment agreement means: (i) a merger or consolidation of capital stock by existing holders of our capital stock that results in a change in ownership of more than 50% of the combined voting power of our or our successor’s then-outstanding capital stock; or (ii) our stockholders approve an agreement for the sale or disposition of all or substantially all of our assets.
Denise M. Bevers
Ms. Bevers has served full-time as our Chief Operating Officer since July 1, 2013. Prior to that date, Ms. Bevers served as Acting Chief Operating Officer. In July 2013, we entered into a written employment agreement with Ms. Bevers pursuant to which he serves as our Chief Operating Officer for an unspecified term. In September 2013, Ms. Bevers’ employment agreement was amended and restated. The amended and restated employment agreement provides for an annual base salary of $220,000, which was increased to $242,000 on December 12, 2013 in accordance with the terms of the employment agreement. Ms. Bevers's employment agreement also provides for an annual cash bonus of up to 30% of her then-current annual base salary as determined by our Chief Executive Officer and board of directors in their discretion. Ms. Bevers was awarded options to purchase a total of up to 96,092 shares of our common stock at an exercise price of $1.37 per share, which option will vest as to 24,023 of the option shares on the one-year anniversary of the employment date and as to the remaining option shares in equal monthly installments of approximately 2,002 shares thereafter until fully vested, subject to her remaining in our continuous employ through each such vesting date. In addition, on an annual basis, we will grant to Ms. Bevers stock options to purchase the number of shares of our common stock determined as follows: (i) the number of shares equivalent to 0.5% of our then-outstanding shares if her annual salary at the time of grant is less than $200,000; and (ii) the number of shares equivalent to 0.3% of our then-outstanding shares if her annual salary at the time of grant is greater than or equal to $200,000.
Under the terms of Ms. Bevers’ employment agreement, if her employment is terminated by us without “cause,” or she resigns for “good reason,” then, subject to her execution of a general release of claims, Ms. Bevers will be entitled to receive six months of her annual base salary payable within seven days of termination, reimbursement for up to 18 months of insurance premiums for continuation coverage under our group health plans and accelerated vesting of all of her outstanding stock options and any other equity awards. In addition, if we terminate her employment within the twelve-month period following a “change in control,” any unvested options or restricted stock shall vest and be immediately exercisable by her.
“Cause” for purposes of Ms. Bevers’ employment agreement means Ms. Bevers has: (i) been grossly negligent in the performance of her duties; (ii) been convicted of or pleaded guilty or nolo contendre to a felony; (iii) committed a criminal act relating to Ms. Bevers' employment or the company involving, in the good faith judgment of our board of directors, fraud or theft, but excluding any conviction which results solely from Ms. Bevers’ title or position with our company and is not based on her personal conduct; (vi) committed a breach of any material provision of her employment agreement or of any nondisclosure or non-competition agreement which remains uncured or 60 days following receipt of notice; (vii) intentionally breached a material provision of any code of conduct or ethics policy in effect at our company; or (viii) failed to perform any of her material obligations under her employment agreement or failed to execute and perform any directions of our Chief Executive Officer.
“Good reason” for purposes of Ms. Bevers’ employment agreement means Ms. Bevers has suffered a material reduction in total compensation.
“Change of control” for purposes of Ms. Bevers’ employment agreement means: (i) a merger or consolidation of capital stock by existing holders of our capital stock that results in a change in ownership of more than 50% of the combined voting power of our or our successor’s then-outstanding capital stock; or (ii) our stockholders approve an agreement for the sale or disposition of all or substantially all of our assets.
Kevin Schultz, D.V.M., Ph.D.
Dr. Schultz has served as our Chief Scientific Officer and Head of Research and Development since July 22, 2013. Dr. Schultz's employment agreement provides for a base salary at the annual rate of $220,000, which was increased to $242,000 on December 12, 2013 in accordance with the terms of the employment agreement. He also is eligible for an annual cash bonus of up to 30% of his then-current annual base salary as determined by our Chief Executive Officer and board of directors in their discretion. On August 29, 2013, Dr. Shultz was awarded an option to purchase up to 50,000 shares of our common stock at an exercise price of $1.37 per share, which option will vest as to 12,500 of the option shares on the one-year anniversary of the employment date and as to the remaining option shares in equal monthly installments of approximately 1,042 shares thereafter until fully vested, subject to his remaining in our continuous employ through each such vesting date. On November 11, 2013, Dr. Shultz was awarded an option to purchase up to 50,000 shares of our common stock at an exercise price of $3.83 per share, which option will vest as to 12,500 of the option shares on the one-year anniversary of the grant date and as to the remaining option shares in equal monthly installments of approximately 1,042 shares thereafter until fully vested, subject to his remaining in our continuous employ through each such vesting date. In addition, Dr. Schultz is eligible for annual stock option grants up to 0.1% to 0.3% of the outstanding stock.
Under the terms of Dr. Schultz’s employment agreement, if his employment is terminated by us without “cause,” or he resigns for “good reason,” then, subject to his execution of a general release of claims, Dr. Schultz will be entitled to receive six months of his annual base salary payable within seven days of termination, reimbursement for up to 18 months of insurance premiums for continuation coverage under our group health plans and accelerated vesting of all of his outstanding stock options and any other equity awards. In addition, if we terminate his employment within the twelve-month period following a “change in control,” any unvested options or restricted stock shall vest and be immediately exercisable by Dr. Schultz.
“Cause” for purposes of Dr. Schultz’s employment agreement means Dr. Schultz has: (i) been grossly negligent in the performance of his duties; (ii) been convicted of or pleaded guilty or nolo contendre to a felony; (iii) committed a criminal act relating to Dr. Schultz’s employment or the company involving, in the good faith judgment of our board of directors, fraud or theft, but excluding any conviction which results solely from Dr. Schultz’s title or position with our company and is not based on his personal conduct; (iv) committed a breach of any material provision of his employment agreement or of any nondisclosure or non-competition agreement which remains uncured or 60 days following receipt of notice; (v) intentionally breached a material provision of any code of conduct or ethics policy in effect at our company; (vi) failed to perform any of his material obligations under his employment agreement or failed to execute and perform any directions of our Chief Executive Officer or (vii) been unable or unwilling to relocate to the San Francisco area, if in the good faith judgment of our Chief Executive Officer Dr. Schultz’s relocation is necessary to meet business needs.

“Good reason” for purposes of Dr. Schultz’s employment agreement means Dr. Schultz has suffered a material reduction in total compensation.
“Change of control” for purposes of Dr. Schultz’s employment agreement means: (i) a merger or consolidation of capital stock by existing holders of our capital stock that results in a change in ownership of more than 50% of the combined voting power of our or our successor’s then-outstanding capital stock; or (ii) our stockholders approve an agreement for the sale or disposition of all or substantially all of our assets.
Stephen Sundlof, D.V.M., Ph.D.
Dr. Sundlof has served as our Senior Vice President of Regulatory Affairs since August 26, 2013. Dr. Sundlof's employment agreement provides for a base salary at the annual rate of $220,000, which was increased to $242,000 on December 12, 2013 in accordance with the terms of the employment agreement. He also is eligible for an annual cash bonus of up to 30% of his then-current annual base salary as determined by our Chief Executive Officer and board of directors in their discretion. On August 29, 2013, Dr. Sundlof was awarded an option to purchase up to 50,000 shares of our common stock at an exercise price of $1.37 per share, which option will vest as to 12,500 of the option shares on the one-year anniversary of the employment date and as to the remaining option shares in equal monthly installments of approximately 1,042 shares thereafter until fully vested, subject to his remaining in our continuous employ through each such vesting date. On November 11, 2013, Dr. Sundlof was awarded an option to purchase up to 50,000 shares of our common stock at an exercise price of $3.83 per share, which option will vest as to 12,500 of the option shares on the one-year anniversary of the grant date and as to the remaining option shares in equal monthly installments of approximately 1,042 shares thereafter until fully vested, subject to his remaining in our continuous employ through each such vesting date. In addition, Dr. Schultz Sundlof is eligible for annual stock option grants up to 0.3% of the outstanding stock.
Under the terms of Dr. Sundlof’s employment agreement, if his employment is terminated by us without “cause,” or he resigns for “good reason,” then, subject to his execution of a general release of claims, Dr. Sundlof will be entitled to receive six months of his annual base salary payable within seven days of termination, reimbursement for up to 18 months of insurance premiums for continuation coverage under our group health plans and accelerated vesting of all of his outstanding stock options and any other equity awards. In addition, if we terminate his employment within the twelve-month period following a “change in control,” any unvested options or restricted stock shall vest and be immediately exercisable by him.
“Cause” for purposes of Dr. Sundlof’s employment agreement means Dr. Sundlof has: (i) been grossly negligent in the performance of his duties; (ii) been convicted of or pleaded guilty or nolo contendre to a felony; (iii) committed a criminal act relating to Dr. Sundlof's employment or the company involving, in the good faith judgment of our board of directors, fraud or theft, but excluding any conviction which results solely from Dr. Sundlof’s title or position with our company and is not based on his personal conduct; (iv) committed a breach of any material provision of his employment agreement or of any nondisclosure or non-competition agreement which remains uncured or 60 days following receipt of notice; (v) intentionally breached a material provision of any code of conduct or ethics policy in effect at our company; or (vi) failed to perform any of his material obligations under his employment agreement or failed to execute and perform any directions of our Chief Executive Officer.
“Good reason” for purposes of Dr. Sundlof’s employment agreement means Dr. Sundlof has suffered a material reduction in total compensation.
“Change of control” for purposes of Dr. Sundlof’s employment agreement means: (i) a merger or consolidation of capital stock by existing holders of our capital stock that results in a change in ownership of more than 50% of the combined voting power of our or our successor’s then-outstanding capital stock; or (ii) our stockholders approve an agreement for the sale or disposition of all or substantially all of our assets.

Stephen S. Galliker
Mr. Galliker has served as our Chief Financial Officer since September 10, 2013. Mr. Galliker's employment agreement provides for a base salary at the annual rate of $220,000, which was increased to $242,000 on December 12, 2013 in accordance with the terms of the employment agreement. He also is eligible for an annual cash bonus of up to 30% of his then-current annual base salary as determined by our Chief Executive Officer and board of directors in their discretion.
On September 12, 2013, Mr. Galliker was awarded an option to purchase up to 25,000 shares of our common stock at an exercise price of $1.37 per share, which will vest after one year of the grant date. On November 11, 2013 Mr. Galliker was awarded an option to purchase up to 25,000 shares of our common stock at an exercise price of $3.83 per share, which option will vest as to 6,250 of the option shares on the one-year anniversary of the grant date and as to the remaining option shares in equal monthly installments of approximately 521 shares thereafter until fully vested, subject to his remaining in our continuous employ through each such vesting date. In addition, Mr. Galliker is eligible for annual stock option grants up to 0.3% of the outstanding stock.
Under the terms of Mr. Galliker’s employment agreement, if his employment is terminated by us without “cause,” or he resigns for “good reason,” then, subject to his execution of a general release of claims, Mr. Galliker will be entitled to receive 6 months of his annual base salary payable within seven days of termination, reimbursement for up to 18 months of insurance premiums for continuation coverage under our group health plans and accelerated vesting of all of his outstanding stock options and any other equity awards. In addition, if we terminate his employment within the twelve-month period following a “change in control,” any unvested options or restricted stock shall vest and be immediately exercisable by him.
“Cause” for purposes of Mr. Galliker’s employment agreement means Mr. Galliker has: (i) been grossly negligent in the performance of his duties; (ii) been convicted of or pleaded guilty or nolo contendre to a felony; (iii) committed a criminal act relating to Mr. Galliker's employment or the company involving, in the good faith judgment of our board of directors, fraud or theft, but excluding any conviction which results solely from Mr. Galliker’s title or position with our company and is not based on his personal conduct; (iv) committed a breach of any material provision of his employment agreement or of any nondisclosure or non-competition agreement which remains uncured or 60 days following receipt of notice; (v) intentionally breached a material provision of any code of conduct or ethics policy in effect at our company; or (vi) failed to perform any of his material obligations under his employment agreement or failed to execute and perform any directions of our Chief Executive Officer.
“Good reason” for purposes of Mr. Galliker’s employment agreement means Mr. Galliker has suffered a material reduction in total compensation.
“Change of control” for purposes of Mr. Galliker’s employment agreement means: (i) a merger or consolidation of capital stock by existing holders of our capital stock that results in a change in ownership of more than 50% of the combined voting power of our or our successor’s then-outstanding capital stock; or (ii) our stockholders approve an agreement for the sale or disposition of all or substantially all of our assets.
Blake Hawley, D.V.M.
Dr. Hawley has served as our Chief Commercial Officer since March 24, 2014. Dr. Hawley’s employment agreement provides for a base salary of $280,000. He also is eligible for an annual cash bonus of up to 30% of his then-current annual base salary as determined by our Chief Executive Officer and board of directors in their discretion. Dr. Hawley's employment agreement contemplates that he will be awarded: (i) an option to purchase up to 100,000 shares of our common stock at an exercise price equal to our stock price on the date of the grant, which option would vest as to 25,000 of the option shares on the one-year anniversary of the grant date and as to the remaining option shares in equal monthly installments of approximately 2,083 shares thereafter until fully vested, subject to his remaining in our continuous employ through each such vesting date; and (ii) 7,500 restricted shares of our common stock, which shares would vest as to 1,875 shares on the one-year anniversary of the grant date and as to the remaining shares in equal monthly installments of approximately 157 shares thereafter until fully vested, subject to his remaining in our continuous employ through each such vesting date. In addition, Dr. Hawley is eligible for annual stock option grants at the discretion of our Chief Executive Officer and board of directors.
Under the terms of Dr. Hawley’s employment agreement, if his employment is terminated by us without “cause,” or he resigns for “good reason,” then, subject to his execution of a general release of claims, Dr. Hawley’s will be entitled to receive six months of his annual base salary payable within seven days of termination and reimbursement for up to 18 months of insurance premiums for continuation coverage under our group health plans. Further, if Dr. Hawley is terminated within twelve months period following a “change in control,” he will receive accelerated vesting of all of his outstanding stock options and any other equity awards. In addition, if we terminate his employment within the twelve-month period following a “change in control,” any unvested options or restricted stock shall vest and be immediately exercisable.
“Cause” for purposes of Dr. Hawley’s employment agreement means Dr. Hawley has: (i) been grossly negligent in the performance of his duties; (ii) been convicted of or pleaded guilty or nolo contendre to a felony; (iii) committed a criminal act relating to Dr. Hawley's employment or the company involving, in the good faith judgment of our board of directors, fraud or theft, but excluding any conviction which results solely from Dr. Hawley’s title or position with our company and is not based on his personal conduct; (iv) committed a breach of any material provision of his employment agreement or of any nondisclosure or non-competition agreement which remains uncured or 60 days following receipt of notice; (v) intentionally breached a material provision of any code of conduct or ethics policy in effect at our company; or (vi) failed to perform any of his material obligations under his employment agreement or failed to execute and perform any directions of our Chief Executive Officer.
“Good reason” for purposes of Dr. Hawley’s employment agreement means Dr. Hawley has suffered a material reduction in total compensation.
“Change of control” for purposes of Dr. Hawley’s employment agreement means: (i) a merger or consolidation of capital stock by existing holders of our capital stock that results in a change in ownership of more than 50% of the combined voting power of our or our successor’s then-outstanding capital stock; or (ii) our stockholders approve an agreement for the sale or disposition of all or substantially all of our assets.
Our employment agreements with Dr. Chin and each of our other executive officers also each contain our standard confidential information and invention assignment provisions.
Our current standard-form stock option agreement under our 2012 Equity Incentive Plan provides for accelerated vesting of all unvested options in the event of a “corporate transaction” within the meaning of the 2012 Plan. We intend to amend all of the outstanding stock options held by our officers and other employees to provide for the similar accelerated vesting to conform the outstanding options to our current standard-form option agreement.
2013 Cash Bonuses
Our named executive officers’ employment agreements establish their target annual cash bonuses, expressed as a percentage of base salary. Cash bonuses are typically prorated to reflect a partial year of service, and our board of directors retains discretion to adjust bonuses for our named executive officers based on the recommendations of our compensation committee or of its own volition. In February 2014, the target bonus for Ms. Bevers was adjusted to reflect her increased responsibilities as the Chief Operating Officer now that we are a public company. The following table sets forth the target bonus percentages for our named executive officers:

Name	Target Bonus (Percentage of Base Salary)
Richard Chin, M.D. President and Chief Executive Officer	50%
Denise M. Bevers Chief Operating Officer	30% for 2013 40% for 2014
Kevin Schultz, D.V.M., Ph.D. Chief Scientific Officer	30%

Corporate objectives for the 2013 Cash Bonus Plan were established in February 2013 by our board of directors in consultation with management. The 2013 goals generally relate to financing activities and progress of the lead product programs. In February 2014, the compensation committee determined in consultation with management that the company had achieved 120% of corporate objectives under the 2013 Cash Bonus Plan and recommended bonuses for our named executive officers to the board of directors for approval based on corporate performance and on individual contribution to the performance.
When determining the actual 2013 bonuses for our named executive officers, the board of directors accepted the compensation committee’s recommendations. The actual award granted to each named executive officer under the 2013 Cash Bonus Plan is set forth in our 2013 Summary Compensation Table above.
The following table sets forth the number of options and restricted shares granted to our named executive officers in 2013:

Name	Number of Options	Number of Restricted Shares
Richard Chin, M.D. President and Chief Executive Officer	400,000	—
Denise M. Bevers Chief Operating Officer	194,630	—
Kevin Schultz, D.V.M., Ph.D. Chief Scientific Officer	100,000	—

Outstanding Equity Awards at 2013 Fiscal Year-End
The following table sets forth the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2013.

	OPTIONS AWARDS					STOCK AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)(10)
Richard Chin, M.D.	2/4/13	125,000(1)	275,000(1)	$0.36	2/4/23	—	—
Denise M. Bevers	2/4/13	28,525(2)	—	$0.32	2/4/23	—	—
	5/9/13	49,613(2)	—	$0.32	5/9/23	—	—
	8/29/13	—	96,092 (1)	$1.37	8/29/23	—	—
	8/29/13	20,400(2)	—	$0.90	8/29/23	—	—
Kevin Schultz, D.V.M., Ph.D.	8/29/13	—	50,000(1)	$1.37	8/29/23	—	—
	11/11/13	—	50,000(3)	$3.83	11/11/23	—	—
(1)    The option vests and becomes exercisable as to 25% of the total number of option shares on the first anniversary of the date of employment and in equal monthly installments over the ensuing 36 months.
(2)    Represents options held by SD Scientific, Inc., which is co-owned by Ms. Bevers. See "Certain Relationships and Related Person Transactions."
(3)    The option vests and becomes exercisable as to 25% of the total number of option shares on the first anniversary of the date of grant and in equal monthly installments over the ensuing 36 months.

Compensation Discussion
Equity Compensation
We offer stock options to our employees, including our executive officers, as the long-term incentive component of our compensation program. We generally grant equity awards to new hires upon their commencing employment with us and on an annual basis. Our stock options allow employees to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for U.S. federal income tax purposes. In the past, our board of directors has determined the fair market value of our common stock based upon a variety of factors as described elsewhere in this annual report, including third-party valuations when available. Generally, the stock options we grant to employees vest as to 25% of the total number of option shares on the first anniversary of the date of grant and as to the remaining option shares in equal monthly installments over the ensuing 36 months, subject to the employee’s continued employment or service with us on the vesting date.
We sometimes also offer stock options and stock awards to our consultants in lieu of cash. We typically grant equity awards to consultants on a quarterly basis, based on the number of hours they have worked in the prior quarter multiplied by their hourly rate. Our stock options allow consultants to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and are not be intended to qualify as “incentive stock options” for U.S. federal income tax purposes. Generally, the stock options we grant to consultants for prior services rendered vest in full on the grant date.

Stock options and stock awards granted to our executive officers may be subject to accelerated vesting in certain circumstances. For additional discussion, please see “Employment Agreements” above and “Other Elements of Compensation-Change in Control Benefits” below.
Other Elements of Compensation
Retirement Plans
We plan to establish a 401(k) retirement savings plan that allows eligible employees to defer a portion of their compensation, within limits prescribed by the Internal Revenue Code, on a pre-tax basis through contributions to the plan. Our executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees generally. We may elect to match contributions made by participants in the 401(k) plan up to a specified percentage, and any matching contributions may, or may not be, fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan, and making matching contributions, may enhance our executive compensation package and afford appropriate incentives our employees, including our executive officers, consistent with the interests of our stockholders.
Employee Benefits and Perquisites
Our executive officers are eligible to participate in our health and welfare plans to the same extent as all other full-time employees generally. We do not provide our named executive officers with perquisites or other personal benefits.
No Tax Gross-Ups
We do not make gross-up payments to cover our executive officers’ personal income taxes that may pertain to any of the compensation paid or provided by our company.
Change in Control Benefits
As described under the caption “Employment Agreements” above in this section, our executive officers may become entitled to continued benefits or enhanced benefits in connection with a change in control of our company. Among other things, the employment agreements entitle them to accelerated vesting of all outstanding equity awards if their employment is terminated by us within 12 months following a change of control of our company.
2012 Equity Incentive Plan
General
On November 4, 2012, our board of directors adopted the Kindred Biosciences, Inc. 2012 Equity Incentive Plan, which we refer to as the 2012 Plan. The 2012 Plan was amended by our board of directors on June 3, 2013 and on August 27, 2013. The 2012 Plan and amendments were approved by our stockholders on November 4, 2012, June 16, 2013, and August 27, 2013 respectively.
The amended 2012 Plan provides for awards of incentive stock options, non-statutory stock options, rights to acquire restricted stock and stock appreciation rights, or SARs. Subject to the provisions of the 2012 Plan relating to adjustments upon changes in our common stock, an aggregate of 4,000,000 shares of common stock have been reserved for issuance under the 2012 Plan, including shares issued to date and shares underlying stock options granted to date.

Purpose
Our board adopted the 2012 Plan to provide a means by which our employees, directors and consultants may be given an opportunity to benefit from increases in the value of our common stock, to assist in attracting and retaining the services of such persons, to bind the interests of eligible recipients more closely to our company’s interests by offering them opportunities to acquire shares of our common stock and to afford such persons stock-based compensation opportunities that are competitive with those afforded by similar businesses.
Administration
Unless it delegates administration to a committee of the board, our board administers the 2012 Plan. Subject to the provisions of the 2012 Plan, our board has the power to determine in its discretion: (a) to grant options and SARs and grant or sell restricted stock; (b) to determine the fair market value of the shares of common stock subject to options or other awards; (c) to determine the exercise price of options granted, which shall be no less than the fair market value of any common stock on the date of grant, the economic terms of SARs granted, which shall provide for a benefit of the appreciation on common stock over not less than the value of our common stock on the date of grant, or the offering price of restricted stock; (d) to determine the persons to whom, and the time or times at which, options or SARs shall be granted or restricted stock granted or sold, and the number of shares subject to each option or SAR or the number of shares of restricted stock granted or sold; (e) to construe and interpret the terms and provisions of the Plan, of any applicable agreement and all options and SARs granted under the Plan, and of any restricted stock award under the Plan; (f) to prescribe, amend, and rescind rules and regulations relating to the Plan; (g) to determine the terms and provisions of each option and SAR granted and award of restricted stock (which need not be identical), including but not limited to, the time or times at which options and SARs shall be exercisable or the time at which the restrictions on restricted stock shall lapse; (h) with the consent of the Grantee, to rescind any award or exercise of an option or SAR; (i) to modify or amend the terms of any option, SAR or restricted stock (with the consent of the grantee or holder of the restricted stock if the modification or amendment is adverse to the grantee or holder); (j) to reduce the purchase price of restricted stock or exercise price of any option or base price of any SAR; (k) to accelerate or defer (with the consent of the Grantee) the exercise date of any option or SAR or the date on which the restrictions on restricted stock lapse; (l) to issue shares of restricted stock to an optionee in connection with the accelerated exercise of an option by such optionee; (m) to authorize any person to execute on behalf of our company any instrument evidencing the grant of an option, SAR or award of restricted stock; (n) to determine the duration and purposes of leaves of absence which may be granted to participants without constituting a termination of their employment for the purpose of the Plan; and (o) to make all other determinations deemed necessary or advisable for the administration of the Plan, any applicable agreement, option, SAR or award of restricted stock.
Eligibility
Incentive stock options may be granted under the 2012 Plan only to employees of our company and its affiliates. Employees, directors and consultants of our company and its affiliates are eligible to receive all other types of awards under the 2012 Plan.
Terms of Options and SARs
The exercise price of incentive stock options may not be less than the fair market value of our common stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The exercise price of nonstatutory options also may not be less than the fair market value of our common stock on the date of grant.
Options granted under the 2012 Plan may be exercisable in increments, or “vest,” as determined by our board. Our board has the power to accelerate the time as of which an option may vest or be exercised, with the consent of the optionee. The maximum term of options and SARs under the 2012 Plan is ten years, except that in certain cases the maximum term is five years. Options and SARs awarded under the 2012 Plan generally will terminate 90 days after termination of the participant’s service, subject to certain exceptions.
A recipient may not transfer an incentive stock option otherwise than by will or by the laws of descent and distribution. During the lifetime of the recipient, only the recipient may exercise an option or SAR. Our board may grant nonstatutory stock options and SARs that are transferable to the extent provided in the applicable written agreement.
Terms of Restricted Stock Awards
Our board may issue shares of restricted stock under the 2012 Plan as a grant or for such consideration, including services, and, subject to the Sarbanes-Oxley Act of 2002, promissory notes, as determined in its sole discretion.
Shares of restricted stock acquired under a restricted stock purchase or grant agreement may, but need not, be subject to forfeiture to us or other restrictions that will lapse in accordance with a vesting schedule to be determined by our board. In the event a recipient’s employment or service with our company terminates, any or all of the shares of common stock held by such recipient that have not vested as of the date of termination under the terms of the restricted stock agreement may be forfeited to our company in accordance with such restricted stock agreement.
Rights to acquire shares of common stock under the restricted stock purchase or grant agreement shall be transferable by the recipient only upon such terms and conditions as are set forth in the restricted stock agreement, as our board shall determine in its discretion, so long as shares of common stock awarded under the restricted stock agreement remain subject to the terms of such agreement.
Adjustment Provisions
If our common stock is changed by reason of a stock split, reverse stock split, stock dividend, recapitalization, combination or reclassification, then the number and class of shares of stock subject to each option and each SAR outstanding under the Plan, and the exercise price of each outstanding option and the base value of SAR, will be automatically and proportionately adjusted, except that our company will not be required to issue fractional shares as a result of any such adjustments. Such adjustment in any outstanding option or SAR will be made without change in the total price applicable to the unexercised portion of the option or SAR, but with a corresponding adjustment in the price for each share covered by the unexercised portion of the option or SAR.
Effect of Certain Corporate Events
Except as otherwise provided in the applicable agreement, in the event of (i) a liquidation or dissolution of our company, (ii) a merger or consolidation of our company with or into another corporation or entity (other than a merger with a wholly-owned subsidiary), or (iii) a sale of all or substantially all of the assets of our company in a single transaction or a series of related transactions, all options and SARs will terminate upon consummation of the transaction unless our board determines that they will survive. If our board determines that outstanding options and SARs will survive, and if our company will not be the surviving entity in the transaction, our board will provide that the outstanding options and SARs will be assumed or an equivalent option or SAR substituted by an applicable successor entity or any affiliate of the successor entity. If outstanding options and SARs are to terminate upon consummation of the corporate transaction, any options or SARs outstanding immediately prior to the consummation of the corporate transaction will be deemed fully vested and exercisable immediately prior to the consummation of the corporate transaction (provided that the option or SAR has not expired by its terms and that the grantee takes all steps necessary to exercise the option or SAR prior to the corporate transaction as required by the agreement evidencing the option or SAR).

Duration, Amendment and Termination
Our board may suspend or terminate the 2012 Plan without stockholder approval or ratification, subject to certain restrictions, at any time or from time to time. Unless sooner terminated, the 2012 Plan will terminate ten years from the date of its adoption by our board, or on November 4, 2022.
Our board may also amend the 2012 Plan at any time, and from time to time. However, except as relates to adjustments upon changes in common stock, no amendment will be effective unless approved by our stockholders to the extent stockholder approval is necessary to preserve incentive stock option treatment for federal income tax purposes. Our board may submit any other amendment to the 2012 Plan for stockholder approval in its discretion.
As of December 31, 2013, we have awarded or granted under the 2012 Plan options to purchase a total of 1,410,139 shares of our common stock at exercise prices of $0.32, $0.36, $0.90, $1.37, $3.83 or $7.00 per share, granted 10,200 shares of restricted stock, and 2,579,661 shares of our common stock remain available for issuance under the 2012 Plan.
2013 Director Compensation
Our director compensation program is intended to enable us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders. Directors who are also employees of our company do not receive compensation for their service on our board of directors.
Non-employee directors do not receive cash for their services. Non-employee directors receive a retainer paid in stock options for service on the board of directors or for service on each committee of which the director is a member. The chairman of each committee receives a higher retainer for such service. The stock options vest quarterly over a period of one year measured from the date of grant. The stock options awarded annually to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

Name	Member Annual Grant	Chairman Annual Grant
Board of Directors	30,000
Audit Committee	2,500	5,000
Compensation Committee	2,000	3,000
Nominating and Corporate Governance Committee	2,000	3,000

Under our director compensation program, each non-employee director elected to our board of directors receives an option to purchase 20,000 shares of our common stock upon commencing service on the board. The option vests and becomes exercisable as to 25% of the total number of option shares on the first anniversary of the date of grant and in equal monthly installments over the ensuing 36 months. All options are granted with an exercise price equal to the fair market value of our common stock on the date of grant.
In February 2013, we granted to each of Dr. Mario and Mr. Veszprémi stock options to purchase 40,000 shares of our common stock at an exercise price of $0.32 per share. In August 2013, we granted to each of Dr. Mario and Mr. Veszprémi stock options to purchase 20,000 shares of our common stock at an exercise price of $1.37 per share. We granted to each of Mr. Nodelman and Dr. Townsend stock options to purchase 20,000 shares of our common stock at an exercise price of $7.00 per share, the initial public offering price, in conjunction with the pricing of this offering. The foregoing options will vest as to 25% of the option shares on the first anniversary of the grant date and as to the balance of the option shares in 36 equal monthly installments thereafter until fully vested subject to the director’s continuous service as a director, except for February 2013 options, which will vest as to 25% of the option shares on November 1, 2013 and as to the balance of the option shares in 36 equal monthly installments thereafter until fully vested for Dr. Mario and as to 25% of the option shares on January 1, 2014 and as to the balance of the option shares in 36 equal monthly installments thereafter until fully vested for Mr. Veszprémi.
The following table sets forth information regarding the compensation of our non-employee directors earned during 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Ernest Mario, Ph.D.	—	—	$44,820	$44,820
Ervin Veszprémi	—	—	$44,820	$44,820
Raymond Townsend, Pharm.D.	—	—	$115,111	$115,111
Oleg Nodelman	—	—	$115,111	$115,111

(1)    Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718, excluding the effects of any estimated forfeitures. The assumptions used in the valuation of these awards are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Stock-Based Compensation” above.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) and unvested stock awards held as of December 31, 2013 by each non-employee director who was serving as of December 31, 2013:

Name	Options Outstanding at Fiscal Year End	Unvested Restricted Shares Outstanding at Fiscal Year End
Ernest Mario, Ph.D.	60,000	—
Ervin Veszprémi	60,000	—
Raymond Townsend, Pharm.D.	20,000	—
Oleg Nodelman	20,000	—

2014 Base Salaries and Target Bonuses
In recognition of our named executive officers’ contributions to the successful, initial public offering and the strong performance of our common stock since then, and increased responsibilities of our named executive officers now that we are a public company, our board of directors recently undertook a review of our compensation program for named executive officers and approved certain changes to our named executive officers’ compensation on February 3, 2014, based on the recommendations of our compensation committee. The compensation committee developed its recommendations in consultation with Dr. Chin and based upon a survey of comparable companies based on a survey by Radford, an Aon Hewitt company, and based upon comparison with a comparable public company, Aratana Therapeutics. The changes included adjustments to our named executive officers’ base salaries as well as grants of equity incentive awards intended to reward performance while promoting the creation of long-term stockholder value.
We have historically established base salaries for our named executive officers through negotiations with the individual named executive officer, generally at the time the named executive officer commenced employment with us, with the intent of providing base salaries at a level sufficient to attract and retain individuals with superior talent. As part of the February 2014 compensation review, our compensation committee and board of directors considered each named executive officer’s individual performance, tenure with the company and level and scope of responsibility and experience, as well as market pay practices. Based on the foregoing considerations, our board of directors approved the following increases to our named executive officers’ base salaries effective as of February 3, 2014:

Name	Pre-Adjustment Base Salary ($)	Post-Adjustment Base Salary ($)
Richard Chin, M.D. President and Chief Executive Officer	$330,000	$380,000
Denise M. Bevers Chief Operating Officer	$242,000	$299,000
Kevin Schultz, D.V.M., Ph.D. Chief Scientific Officer	$242,000	$250,000
Our board determined to maintain 2014 target bonus percentages for our named executive officers at their 2013 levels, except for Ms. Bevers, whose target bonus percentage was increased to 40%.
2014 Equity Incentive Awards
Our board of directors believes that employees in a position to make a substantial contribution to the long-term success of our company should have a significant and ongoing stake in our success and that the size of such stake should reflect an employee’s ability to influence our long-term performance. Equity incentive awards not only compensate but also motivate and encourage retention of our named executive officers by providing an opportunity to participate in the ownership of the company while promoting long-term value creation for our stockholders by aligning the interests of named executive officers with the interests of our stockholders. As a result of the February 2014 compensation review, our board of directors approved grants of the following equity incentive awards to our named executive officers as of February 3, 2014 for Ms. Bevers and Dr. Schultz, and as of February 4, 2014 for Dr. Chin:

Name	Stock Options (#)
Richard Chin, M.D. President and Chief Executive Officer	350,000
Denise M. Bevers Chief Operating Officer	75,000
Kevin Schultz, D.V.M., Ph.D. Chief Scientific Officer	25,000

The options granted to our named executive officers have an exercise price per share equal to the closing market price of our common stock on the date of grant and vest as to 25% of the total number of option shares on the first anniversary of the date of grant and in equal monthly installments over the ensuing 36 months.
The foregoing equity incentive awards are subject to the accelerated vesting provisions, if any, included in a named executive officer’s employment agreement that would provide accelerated vesting other than for a termination without cause or resignation for good reason within 12 months following a change in control of our company, as well as accelerated vesting provisions of the stock option agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The table below sets forth certain information with respect to beneficial ownership of our securities as of April 11, 2014 on an actual basis and after giving pro forma effect to this offering by:

•	persons known by us to be the beneficial owners of more than 5% of our issued and outstanding common stock;

•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.
The number of shares beneficially owned by each stockholder is determined in accordance with SEC rules. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Percentage ownership is based on 19,677,120 shares of our common stock outstanding on April 11, 2014. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options, warrants or other rights held by such person that are currently convertible or exercisable or will become convertible or exercisable within 60 days of April 11, 2014 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. The beneficial ownership after this offering does not give effect to possible purchases by our 5% or greater stockholders or their affiliates of shares in this offering.
Unless otherwise stated, the address of each 5% or greater beneficial holder is c/o Kindred Bioscience, Inc., 1499 Bayshore Highway, Suite 226, Burlingame, California 94010. We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name and Address of Beneficial Owner
	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors
Richard Chin, M.D.(1)	3,298,212	16.6%
Stephen S. Galliker(2)	90,773	*
Kevin Schultz, D.V.M., Ph.D.	4,000
Stephen Sundlof, D.V.M., Ph.D.	1,000	*
Denise Bevers(3)	98,538	*
Blake Hawley, D.V.M.	—	—
Ernest Mario, Ph.D.(4)	62,583	*
Ervin Veszprémi(5)	23,041	*
Oleg Nodelman(6)	932,062	5.7%
Raymond Townsend, Pharm.D.(7)	11,500	*
All executive officers, and directors as a group (ten persons)(8)	4,511,710

5% or Greater Stockholders
Adage Capital Partners, L.P.(9)	1,321,372	6.7%
Seth A. Klarman(10) The Baupost Group, L.L.C. SAK Corporation 10 St. James Avenue, Suite 1700 Boston, Massachusetts 02116	2,900,000	14.7%
FMR LLC(11) Edward C. Johnson 3d 245 Summer Street Boston, Massachusetts 02210	1,100,000	5.6%

*     Less than 1%.
(1) Includes 166,666 shares of common stock subject to stock options exercisable within 60 days of April 11, 2014.
(2) Includes 25,000 shares of common stock subject to stock options exercisable within 60 days of April 11, 2014.
(3) Consists of shares of common stock issuable upon exercise of stock options held by SD Scientific, Inc., a corporation in which Ms. Bevers is a co-director and co-stockholder and, as such, is deemed to beneficially own such shares.
(4) Includes 37,500 shares held by Dr. Mario and 25,083 shares of common stock subject to stock options exercisable within 60 days of April 11, 2014.
(5) Includes 23,041 shares of common stock subject to stock options exercisable within 60 days of April 11, 2014.
(6) Includes 873,187 shares held by EcoR1 Capital Fund, L.P., 50,000 shares held by Mr. Nodelman, and 8,875 shares of common stock subject to stock options exercisable within 60 days of April 11, 2014. The sole general partner of EcoR1 Capital Fund, L.P. is EcoR1 Capital, LLC, of which Mr. Nodelman is the sole managing member. As such, Mr. Nodelman is deemed to be the beneficial owner of the securities held by EcoR1 Capital Fund, L.P.
(7) Includes 3,000 shares held by Dr. Townsend and 8,500 shares of common stock subject to stock options exercisable within 60 days of April 11, 2014.
(8) Includes 238,291 shares of common stock subject to stock options exercisable within 60 days of April 11, 2014.
(9) Adage Capital Partners GP, L.L.C., a Delaware limited liability company, or ACPGP, serves as the general partner of Adage Capital Partners, L.P., a Delaware limited partnership, or the Fund, and as such has discretion over the portfolio securities beneficially owned by the Fund. Adage Capital Advisors, L.L.C., a Delaware limited liability company, or ACA, is the managing member of ACPGP and directs ACPGP’s operations. Robert Atchinson and Phillip Gross are the managing members of ACPGP and ACA and general partners of the Fund. ACPGP, ACA, Robert Atchinson and Phillip Gross disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interests therein.
(10) According to a joint report on Schedule 13G filed with the SEC, Mr. Klarman is the President of both The Baupost Group, L.L.C. (“Baupost”) and SAK Corporation (“SAK”), whose addresses are the same as Mr. Klarman’s. According to the

Schedule 13G, Mr. Klarman, Baupost and SAK share voting and dispositive power over the shares shown and, as such, each of them is deemed to beneficially own the shares shown.
(11) According to a joint report on Schedule 13G filed with the SEC, the shares shown consist of 199,500 shares held by Fidelity Management & Research Company ("Fidelity"), a subsidiary of FMR LLC, as investment adviser to various Fidelity mutual funds, and 900,500 Shares held by Fidelity Select Co, LLC, a subsidiary of FMR LLC, as investment adviser to various Fidelity funds, Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of 49% of the voting power of FMR LLC. Through their share ownership and a shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Fidelity funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds' Boards of Trustees.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following summarizes transactions by us since our inception in September 2012 in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation” above.
Transactions with Directors and Officers
Co-Founders
From our inception, Richard Chin, M.D. has been our President and Chief Executive Officer and a director of our Company and the beneficial owner of more than 5% of the outstanding shares of our common stock. In connection with the formation of our company, in September and October 2012 we issued and sold to Dr. Chin an aggregate of 3,000,000 shares of our common stock for nominal consideration.
Denise Bevers has been our Chief Operating Officer since shortly after our inception. From August 2012 until June 30, 2013, SD Scientific, Inc., of which Ms. Bevers is the co-founder and a 50% stockholder, served as a consultant to our company. In consideration of consulting services rendered, we granted SD Scientific, Inc. in February 2013 options to purchase 28,525 shares of our common stock at an exercise price of $0.32 per share. In May 2013 and August 2013, respectively, we granted SD Scientific, Inc. additional stock options to purchase 49,613 shares of our common stock at an exercise price of $0.32 per share and 20,400 shares of our common stock at an exercise price $0.90 per share.
Stock Option Grants to Management
Our stock option grants to our directors and executive officers are described under the captions “Executive and Director Compensation—Employment Agreements,” “Executive and Director Compensation— Compensation Discussion” and “Executive and Director Compensation—2013 Director Compensation” of this annual report.
Loans from Directors and Officers
On October 10, 2012, Dr. Chin loaned our Company $10,000 pursuant to a non-interest bearing promissory note of that date. The promissory note was payable on demand, and in November 2012 was exchanged for 10,000 shares of our series AA convertible preferred stock and canceled.
Common Stock and Preferred Stock Financings
Common Stock Financings. In conjunction with the formation of our company, in September and October 2012, we issued and sold to our co-founder, Richard Chin, M.D., an aggregate of 3,000,000 shares of our common stock for a total purchase price of $500.

Series AA Convertible Preferred Stock Financing. In November 2012, we issued and sold to investors an aggregate of 990,000 shares of our Series AA convertible preferred stock at a purchase price of $1.00 per share, or a total of $990,000.
Series A-1 and A-1A Convertible Preferred Stock Financings. Between June and August 2013, we issued and sold to investors an aggregate of 1,850,204 shares of our Series A-1 convertible preferred stock at a purchase price of $3.17 per share, or a total of $5,865,147. In August 2013, we issued and sold to investors an aggregate of 1,650,396 shares of our series A-1A convertible preferred stock at a purchase price of $3.17 per share, or a total of $5,231,755.
In June 2013, we issued 5,000 shares of the Series A-1 Preferred Stock valued at $15,850 on the date of issuance for partial payment of the Series A-1 offering costs.
In August 2013, we issued 5,000 shares and 24,606 shares of Series A-1 and Series A-1A convertible preferred stock, respectively, valued at $3.17 per share, or a total of $93,850, as payment for legal fees and a finder’s fee relating to our convertible preferred stock offerings.
The participants in these convertible preferred stock financings included the following holders of more than 5% of our capital stock or entities affiliated with them. The following table presents the number of shares issued to these related parties in these financings. Each share of Series AA convertible preferred stock, Series A-1 convertible preferred stock and Series A-1A convertible preferred stock was converted automatically into one share of our common stock in conjunction with our initial public offering.

Participants(1)	Series AA Convertible Preferred Stock	Series A-1 Convertible Preferred Stock	Series A-1A Convertible Preferred Stock
Adage Capital Partners LP	—	—	946,372
EcoR1 Capital 1 Fund, L.P.	—	473,187	—
Richard Chin, M.D.	100,000	31,546	—
The David T. Chang and Gloria Lowe Chang Revocable Trust of 2009	100,000	200,000	108,093
Mario Family Partners, L.P.(2)	50,000	31,546	15,773

(1)	Additional details regarding these stockholders and their equity holdings are provided in the “Security Ownership of Certain Beneficial Owners and Management” section of this annual report.

(2)
Mario Family Partners, L.P., a Delaware limited partnership (“MFP”), has three limited partners Christopher Mario, Gregory Mario and Jeremy Mario, each of whom is a son of Ernest Mario, Ph.D., one of our directors. The general partner of MFP is Melmotte, LLC, a Delaware limited liability company (“Melmotte”), the members of which are Christopher Mario, Gregory Mario and Jeremy Mario. Christopher Mario is the sole manager of Melmotte. Dr. Mario owns no interest in MFP or Melmotte.

Indemnification Agreements
We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in the right of us, arising out of the person’s services as a director or executive officer.

Policies and Procedures for Related-Person Transactions
The audit committee of our board of directors has been delegated responsibility for reviewing and approving transactions between us and our directors, officers or beneficial owners of 5% or more of our voting securities or their respective affiliates. Such related-person transactions include, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
KMJ Corbin & Company LLP became our independent registered public accounting firm on May 12, 2013. There have been no disagreements on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused KMJ Corbin & Company LLP to refer to in their respective opinions.
 The following table sets forth fees billed by KMJ Corbin & Company LLP, the principal accounting firm for Kindred for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013		2012
Audit Fees	$104,963		$38,606
Audit Related Fees	108,238	(1)	—
Tax Fees	1,855		1,850
All Other Fees	—		—
	$217,069		$42,468

(1) Audit-Related Fees for the year ended December 31, 2013 consist of fees billed for assurance and related services in connection with our initial public offering.

Our board of directors approved the 2012 audit fees as we did not establish an audit committee until December 2013. The audit committee’s pre-approval policies and procedures described in 17 CFR 210.2-01(c)(7)(i) and other protocols are discussed in its written charter which can be found at www.kindredbiosciences.com under the tab “Investors.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Our financial statements and related notes thereto are listed and included in this annual report beginning on page F-1. The following exhibits are filed with, or are incorporated by reference into, this amendment:
EXHIBIT INDEX

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

KINDRED BIOSCIENCES, INC.

Date: April 24, 2014	By:	/s/ Richard Chin, M.D.
Richard Chin, M.D.
President and Chief Executive Officer