Form 10-Q
period 2014-06-30
Kindred Biosciences, Inc.
filed 2014-08-13
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 001-36225

KINDRED BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-1160142
(State of incorporation)	(I.R.S. Employer Identification No.)
1555 Bayshore Highway, Suite 200
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of August 5, 2014, Kindred Biosciences, Inc. had outstanding 19,711,149 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,338	$65,329
Short-term investments	103,100	—
Prepaid expenses and other	532	148
Total current assets	112,970	65,477
Property and equipment, net	109	12
Total assets	$113,079	$65,489

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,711	$689
Accrued liabilities	1,684	1,521
Total liabilities	3,395	2,210
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,710,732 and 16,214,620 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	128,307	67,610
Accumulated other comprehensive loss	(14)	—
Accumulated deficit	(18,611)	(4,333)
Total stockholders' equity	109,684	63,279
Total liabilities and stockholders' equity	$113,079	$65,489

The accompanying notes are an integral part of these condensed financial statements.

Kindred Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$5,639	$300	$10,137	$441
General and administrative	2,499	96	4,178	179
Total operating expenses	8,138	396	14,315	620
Loss from operations	(8,138)	(396)	(14,315)	(620)
Interest income	28	—	37	—
Net loss	(8,110)	(396)	(14,278)	(620)
Change in unrealized gains or losses on available-for-sale securities	(14)	—	(14)	—
Comprehensive loss	$(8,124)	$(396)	$(14,292)	$(620)

Net loss per share, basic and diluted	$(0.42)	$(0.13)	$(0.80)	$(0.21)
Weighted-average common shares outstanding, basic and diluted	19,426	3,000	17,833	3,000

The accompanying notes are an integral part of these condensed financial statements.

Kindred Biosciences, Inc.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(14,278)	$(620)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,253	98
Depreciation expense	13	—
Changes in operating assets and liabilities:
Prepaid expenses and other	(373)	(33)
Accounts payable	1,022	29
Due to related party	—	23
Accrued liabilities	460	143
Net cash used in operating activities	(10,903)	(360)
Cash Flows from Investing Activities
Purchase of short-term investments	(106,125)	—
Proceeds from maturities of short-term investments	3,000	—
Purchase of property and equipment	(110)	(1)
Net cash used in investing activities	(103,235)	(1)
Cash Flows from Financing Activities
Exercise of stock options	82	—
Net proceeds from issuance of Series A-1 convertible preferred stock	—	2,535
Net proceeds from sale of common stock in public offering	58,065	—
Net cash provided by financing activities	58,147	2,535
Net increase (decrease) in cash and cash equivalents	(55,991)	2,174
Cash and cash equivalents at beginning of period	65,329	938
Cash and cash equivalents at end of period	$9,338	$3,112

Supplemental disclosure of non-cash financing activities:
Offering costs in connection with Series AA convertible preferred stock recorded in accrued expenses	$—	$2
Issuance of common stock and stock options for accrued consulting expenses	$303	$11
The accompanying notes are an integral part of these condensed financial statements.

Kindred Biosciences, Inc.
Notes to Condensed Financial Statements
(Unaudited)
1.    Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Kindred Biosciences, Inc. ("we", "us" or "our") was incorporated on September 25, 2012 (inception) in the State of Delaware. We are a biopharmaceutical company focused on saving and improving the lives of pets. Our activities since inception have consisted principally of raising capital, establishing facilities, recruiting management and technical staff and performing research and development and advancing our product candidates seeking regulatory approval. Our headquarters are in Burlingame, California.
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
The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013 included in our annual report on Form 10-K as filed with the SEC on March 14, 2014, as amended. In the opinion of management, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included in these unaudited interim condensed financial statements.
Liquidity
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and begin to commercialize any approved products. To date, we have been funded primarily through sales of our former convertible preferred stock, the sale of our common stock in our initial public offering in December 2013 and the sale of our common stock in our April 8, 2014, public offering. We believe that our cash, cash equivalents and short-term investments totaling $112,438,000 as of June 30, 2014, are sufficient to fund our planned operations for at least the next 24 months.
If we require additional funding for operations, we may seek such funding through public or private equity or debt financings or other sources, such as corporate collaborations and licensing arrangements. We may not be able to obtain financing on acceptable terms, or at all, and we may not be able to enter into corporate collaborations or licensing arrangements. The terms of any financing may result in dilution or otherwise adversely affect the holding or the rights of our stockholders.
Use of Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed financial statements include, but are not limited to, the valuation of stock-based awards, the realization of deferred tax assets and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.

Comprehensive Loss
Our comprehensive loss includes the change in unrealized gains or losses on available-for-sale securities. The cumulative amount of gains or losses are reflected as a separate component of stockholders' equity in the condensed balance sheets as accumulated other comprehensive loss.
Recently Issued Accounting Pronouncements
On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenues generated from that business. Under current guidance, DSEs are required to present inception-to-date financial information in their annual statements. We determined we were a DSE and had therefore presented inception-to-date financial information financial statements. As permitted by ASU 2014-10, we have elected to early adopt this standard, and therefore, we have not presented any inception to date financial information and we have removed all references to development stage in these condensed financial statements.
We do not believe there are any other recently issued standards not yet effective that will have a material impact on our financial statements when the standards become effective.
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
The carrying amount of financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short maturities of these financial instruments.

Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of June 30, 2014
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$8,827	$8,827	$—	$—
Short-term investments:
U.S. Treasury bills	25,993	—	25,993	—
U.S. government agency notes	3,000	—	3,000	—
U.S. treasury bonds and notes	74,107	—	74,107	—
	$111,927	$8,827	$103,100	$—

	Fair Value Measurements as of December 31, 2013
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$65,310	$65,310	$—	$—
	$65,310	$65,310	$—	$—

There were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy at June 30, 2014, or December 31, 2013.
At June 30, 2014 and December 31, 2013, we did not have any financial liabilities which were measured at fair value on a recurring basis.

3.    Short-Term Investments
We classify all highly-liquid investments with stated maturities of greater than three months from the date of purchase and remaining maturities of less than one year as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments are viewed as being available to support current operations. We classify and account for short-term investments as available-for-sale and reflect realized gains and losses using the specific identification method. Changes in market value if any, excluding other-than-temporary impairments, are reflected in other comprehensive income (loss).

The fair value of available-for-sale short-term investments by type of security at June 30, 2014 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills	$25,989	$4	$—	$25,993
U.S. government agency notes	2,999	1	—	3,000
U.S. treasury bonds and notes	74,126	—	(19)	74,107
	$103,114	$5	$(19)	$103,100

At June 30, 2014, short-term investments with maturities beyond one year consisted of U.S. treasury bonds with carrying values of $8,008,000 and $8,020,000 that mature on August 15, 2015 and August 31, 2015, respectively. These investments are classified as current assets since they are viewed as available to support current operations. We held no short-term investments at December 31, 2013.

4.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Payroll and related expenses	$664	$635
Consulting expenses	6	304
Research and development costs	730	159
Offering costs	—	381
Other expenses	284	42
	$1,684	$1,521

5.    Stock-Based Awards and Common Stock
The table below shows the number of shares of common stock underlying options granted to employees and directors, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Shares underlying options granted	182,500	—	914,000	540,000
Weighted-average exercise price	$19.65	n/a	$16.68	$0.35
Risk- free interest rate	1.9%-2.0%	n/a	1.4%-2.0.%	0.6%-0.9%
Expected term (years)	6.1	n/a	5.3 - 6.1	5.0
Expected volatility	90%	n/a	90%	90%
Expected dividend yield	—	n/a	—	—
Weighted-average grant date fair value per share	$14.71	n/a	$12.33	$0.22

The table below shows the number of shares of common stock underlying options granted to consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Shares underlying options granted	250	154,793	32,963	191,318
Weighted-average exercise price	$15.38	$0.32	$15.41	$0.32
Risk- free interest rate	2.7%	0.7%-0.8%	2.6%-2.7%	0.6%-0.8%
Expected term (years)	10.0	10.0	10.0	10.0
Expected volatility	90%	90%	90%	90%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$13.31	$0.27	$13.32	$0.27

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Research and development	$361	$48	$689	$81
General and administrative	815	11	1,564	17
	$1,176	$59	$2,253	$98
We had an aggregate of approximately $10,376,000 of unrecognized stock-based compensation expense for options outstanding as of June 30, 2014 which is expected to be recognized over a weighted-average period of 3.3 years.
During the six months ended June 30, 2014, we issued 43,612 shares of common stock with an intrinsic value of $678,000 upon exercise of stock options, for proceeds of $82,000. During the six months ended June 30, 2014, we issued 2,500 shares upon release of restricted stock awards.
On April 8, 2014, we completed a public offering of 3,450,000 shares of common stock at a price of $18.00 per share, for net proceeds of $58,065,000, after deducting underwriting discounts, commissions and offering expenses.
6.    Commitments and Contingencies
In March 2014, we entered into a license agreement under which we made an up-front payment and are obligated to make annual payments and, subject to certain terms and conditions, milestone payments upon achievement of development milestones and a royalty based on sales of products developed under the agreement.
In April 2014, we entered into new noncancelable operating leases for laboratory space and office space. As of June 30, 2014 we are obligated to make minimum lease payments under noncancelable operating leases as follows (in thousands):

Year ending December 31,	Lease Payments
2014 (remainder of year)	$59
2015	247
2016	255
2017	209
Total	$770
7.    Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic and diluted net loss per share:
Numerator:
Net loss	$(8,110)	$(396)	$(14,278)	$(620)
Denominator:
Weighted-average common shares outstanding, basic and diluted	19,426	3,000	17,833	3,000
Net loss per common share, basic and diluted	$(0.42)	$(0.13)	$(0.80)	$(0.21)

There was no difference between the Company’s net loss and the net loss attributable to common stockholders for all periods presented.

Stock options and unvested restricted stock awards to purchase 2,287,590 shares of common stock as of June 30, 2014, were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2014, because their effect was anti-dilutive.
Stock options to purchase 731,318 shares of common stock and 1,819,581 shares of common stock issuable upon the conversion of preferred stock as of June 30, 2013, were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2013, because their effect was anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this section,”Kindred,” “we,” “our,” “ours,” “us,” and the “Company” refer to Kindred Biosciences, Inc.
This management’s discussion and analysis of financial condition as of June 30, 2014 and results of operations for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 which was filed with the SEC on March 14, 2014, as amended, and our condensed financial statements and notes to condensed financial statements in this Form 10-Q.
The discussion and analysis below, and other sections of this Quarterly Report on Form 10-Q, include certain forward-looking statements related to our research and development and commercialization of our products in the U.S., our future financial condition and results of operations and potential for profitability, the sufficiency of our cash resources, our ability to obtain additional equity or debt financing, if needed, possible partnering or other strategic opportunities for the development of our products, as well as other statements related to the progress and timing of product development, present or future licensing, collaborative or financing arrangements or that otherwise relate to future periods, which are all forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and/or assumptions underlying or judgments concerning the future financial performance and other matters discussed in this document. The words “may,” “will,” “should,” “plan,” “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to connote forward-looking statements. All forward-looking statements involve certain risks, uncertainties and other factors described in Part II. Item 1.A of this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, that could cause our actual commercialization efforts, financial condition and results of operations, and business prospects and opportunities to differ materially from these expressed in, or implied by, those forward-looking statements. We caution investors not to place significant reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise forward-looking statements.
Overview
We are an early stage biopharmaceutical company focused on saving and improving the lives of pets. Our mission is to bring to our pets the same kinds of safe and effective medicines that our human family members enjoy. Our core strategy is to identify compounds and targets that have already demonstrated safety and efficacy in humans and to develop therapeutics based on these validated compounds and targets for pets, primarily dogs, cats and horses. We believe this approach will lead to shorter development times and higher approval rates than pursuing new, non-validated compounds and targets. We have three product candidates that are in pivotal field efficacy trials, or pivotal trials, and expect approval of one or more of these product candidates as early as 2015. In addition, we have multiple other product candidates, including several biologics, in various stages of development. We believe there are significant unmet medical needs for pets, and that the pet therapeutics segment of the animal health industry is likely to grow substantially as new therapeutics are identified, developed and marketed specifically for pets.
Our lead product candidates are CereKin™ (diacerein) for the treatment of osteoarthritis pain and inflammation in dogs, AtoKin™ (fexofenadine) for the treatment of atopic dermatitis in dogs and SentiKin™ (flupirtine) for the treatment of post-operative pain in dogs. In addition, we have advanced several other products. We have completed a PK study of extended-release SentiKin for postoperative pain in cats. We also expect to initiate a PK study of a drug for fever in horses this quarter and have initiated a PK study of a drug for the stimulation of appetite in cats. We have performed a PK study of KIND-007 and have placed the program on hold, due to very short half-life. We have replaced KIND-006 with a more potent molecule of the same class. Significant progress has been made in the biologics program, including erythropoietin for cats with anemia. We have also initiated checkpoint inhibitor programs for dogs. All of these product candidates, if approved, would be first-in-class drugs in the pet therapeutic market.
We initiated the pivotal trials for CereKin, AtoKin and SentiKin in August 2013, February 2014 and March 2014, respectively, and expect to report topline data from the CereKin pivotal trial in the second half of August 2014. The AtoKin pivotal study in dogs with atopic dermatitis and the SentiKin pivotal study in dogs for postoperative pain are actively enrolling patients. Assuming positive results from these trials, we intend to submit the technical sections of New

Animal Drug Applications, or NADAs, for marketing approval of CereKin, AtoKin, and SentiKin in the United States in 2014, and anticipate potential marketing approvals and product launches as early as the end of 2015. If approved in the United States, we plan to make similar regulatory filings for these products with the European Medicines Agency, or EMA for marketing approval in the European Union, or EU.
Some of our studies, such as the pivotal trials for CereKin and AtoKin, are conducted under Protocol Concurrences granted by the FDA, while other studies, such as SentiKin for postoperative pain in dogs, are performed without a Protocol Concurrence.  Protocol Concurrences are not required, but where they are granted by the FDA, they demonstrate that the FDA agrees that the design and analyses proposed in a protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied.  Although  the FDA’s Center for Veterinary Medicine, or the CVM,  have not concurred with our proposed SentiKin protocol, we have modified the SentiKin pivotal trial protocol in accordance with comments provided by the CVM on our Protocol Concurrence request and have proceeded with the trial without obtaining a formal FDA Protocol Concurrence.
In addition to the product candidates discussed above, we are in the early stages of development for multiple additional indications, with the potential to attain approval for two or more products annually for several years starting in late 2015. We plan to commercialize our products in the United States through a direct sales force complemented by selected distributor relationships, and in the EU through distributors and other third parties. Because we seek to identify product candidates that are not protected by third-party patents, we typically do not need to obtain licenses or make any upfront, milestone or royalty payments in connection with our product candidates.
We are an early stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred cumulative net losses of $18,611,000 through June 30, 2014 and $14,278,000 for the six months ended June 30, 2014. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.
Historically our funding has been a mixture of private and public offerings, most recently our initial public offering in December 2013 provided us with net proceeds of $54,871,000 and a public offering in April 2014 provided us with net proceeds of $58,065,000 after deducting underwriting discounts and commissions of $3,726,000 and other offering expenses of approximately $309,000. As of June 30, 2014, we had cash, cash equivalents and short-term investments of $112,438,000.
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
Results of Operations
The following table summarizes the results of our operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Operating expenses:
Research and development	$5,639	$300	$10,137	$441
General and administrative	2,499	96	4,178	179
Total operating expenses	8,138	396	14,315	620
Loss from operations	(8,138)	(396)	(14,315)	(620)
Interest income	28	—	37	—
Net loss	$(8,110)	$(396)	$(14,278)	$(620)

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
Research and development expense was as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Payroll and related	$1,191	$86	$1,814	$173
Consulting	481	58	979	59
Field trial costs, including materials	3,432	105	6,066	121
Stock-based compensation	361	48	689	81
Other	174	3	589	7
	$5,639	$300	$10,137	$441

During the three and six months ended June 30, 2014, research and development expense related primarily to advancing the development of our lead product candidates. During these periods the CereKin field trial completed enrollment and we began a Target Animal Safety Study which is nearing completion. We also initiated our field trials for Atokin and SentiKin and sourced the manufacture of material necessary for regulatory approval. We also initiated additional manufacturing work in preparation for commercialization of our first product candidates. We also continue to advance additional product candidates in our small molecule programs as well as continue to advance our biologics program by building an in-house team to focus on setting-up a manufacturing process for our potential biologic candidates. Outsourced research and development expense related to our product development programs for CereKin, AtoKin and SentiKin for the three months ended June 30, 2014 were $1,190,000, $512,000 and $1,737,000, respectively, and $376,000 for our other product development programs. Outsourced research and development expense related to our product development programs for CereKin, AtoKin and SentiKin for the six months ended June 30, 2014 were $2,330,000, $1,556,000 and $2,645,000, respectively, and $910,000 for our other product development programs. Outsourced research and development expense consist primarily of costs related to manufacturing supplies, field trials, studies and consulting.
During the three and six months ended June 30, 2013, research and development expense primarily related to advancing the development of our lead product candidates. During these periods we developed the protocols for CereKin and AtoKin, received Protocol Concurrences from the FDA for both compounds and increased our staffing to support the planning for initiation of the pivotal trials of CereKin and AtoKin. Outsourced research and development expense were $94,000 and $125,000 for the three and six months ended June 30, 2013, respectively, and related primarily to CereKin.
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
General and Administrative Expense
General and administrative expense was as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Payroll and related	$453	$64	$821	$128
Consulting and legal fees	863	14	1,174	21
Stock-based compensation	815	11	1,564	17
Other	368	7	619	13
	$2,499	$96	$4,178	$179
During the three and six months ended June 30, 2014, general and administrative expense related primarily to salaries, professional and consulting fees for legal, accounting and tax services, costs of being a public company, rent and other facilities costs, and other general business services. We expect general and administrative expense to increase significantly as we continue to increase our headcount and build our corporate infrastructure.
During the three and six months ended June 30, 2013, general and administrative expense related primarily to salaries and related expense.
Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets.  Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of June 30, 2014, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in September 2012 through June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $18,611,000. During the year ended December 31, 2013, we raised a total of $65,959,000, net of offering costs, primarily in connection with our initial public offering and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering). On April 8, 2014, we completed a public offering of common stock, resulting in net proceeds of $58,065,000. As of June 30, 2014, we had cash, cash equivalents and short-term investments of $112,438,000. We believe that our cash, cash equivalents and short-term investments balances as of June 30, 2014, are sufficient to fund our planned operations for at least the next 24 months.
Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Six months ended June 30,
	2014	2013
	(In thousands)
Net cash used in operating activities	$(10,903)	$(360)
Net cash used in investing activities	$(103,235)	$(1)
Net cash provided by financing activities	$58,147	$2,535
Net cash used in operating activities
During the six months ended June 30, 2014, net cash used in operating activities was $10,903,000. Net cash used in operating activities resulted primarily from our net loss of $14,278,000, partially offset by non-cash, stock-based compensation of $2,253,000 and changes in operating assets and liabilities of $1,109,000.
During the six months ended June 30, 2013, net cash used in operating activities was $360,000. Net cash used in operating activities resulted primarily from our net loss of $620,000, partially offset by non-cash, stock-based compensation of $98,000 and changes in operating assets and liabilities of $162,000.
Net cash used investing activities
During the six months ended June 30, 2014, net cash used in investing activities was $103,235,000, which resulted from $106,125,000 related to the purchase of marketable securities and $110,000 related to purchases of property and equipment, partially offset by proceeds from maturities of marketable securities of $3,000,000.
During the six months ended June 30, 2013, net cash used in investing activities of $1,000 related to the purchase of property and equipment.
Net cash provided by financing activities
During the six months ended June 30, 2014, net cash provided by financing activities consisted of $58,065,000 of net proceeds from a public offering and $82,000 from the exercise of stock options.
During the six months ended June 30, 2013, net cash provided by financing activities of $2,535,000 resulted from proceeds from issuance of Series A-1 convertible preferred stock.
Future Funding Requirements
We anticipate that we will continue to incur losses for the next several years due to expenses relating to:

•	pivotal trials of our product candidates;

•	toxicology studies for our product candidates;

•	establishment of biologics manufacturing capability; and

•	commercialization of one or more of our product candidates, if approved.

We believe our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating plan through at least the next 24 months and the anticipated approval and launch of one or more of our lead product candidates, CereKin, AtoKin and SentiKin. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital in connection with possible strategic acquisitions even if we believe we have sufficient funds for our current or future operating plans.
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
Contractual Obligations
In April 2014, we entered into noncancelable operating leases for laboratory space and office space under which we are obligated to make minimum lease payments totaling $791,000 through November 2017 the timing of which is described in more detail in the notes to the condensed financial statements.
In March 2014, we entered into a license agreement under which we made an up-front payment and are obligated to make annual payments and, subject to certain terms and conditions, milestone payments upon achievement of development milestones and a royalty based on sales of products developed under the agreement.
Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recently Issued Accounting Pronouncements
On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenues generated from that business. Under current guidance, DSEs are required to present inception-to-date financial information in their annual statements. We determined we were a DSE and had therefore presented inception-to-date financial information financial statements. As permitted by ASU 2014-10, we have elected to early adopt this standard, and therefore, we have not presented any inception to date financial information and we have removed all references to development stage in these condensed financial statements.
We do not believe there are any other recently issued standards not yet effective that will have a material impact on our financial statements when the standards become effective.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments.
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our short-term investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of June 30, 2014, our cash equivalents and short-term investments are invested in money market funds, U.S. treasury notes, U.S treasury bonds and obligations of U.S. federal agencies. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014, as amended. There has been no material changes to those Risk Factors.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities
None.
Use of Proceeds from the Sale of Registered Securities
On December 11, 2013, our registration statement on Form S-1 (File No. 333-192242) was declared effective by the Securities and Exchange Commission (SEC) for our initial public offering pursuant to which we sold an aggregate of 8,625,000 shares of our common stock at a price to the public of $7.00 per share.  There has been no material change in our use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 12, 2013 pursuant to Rule 424(b).
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On May 27, 2014, we entered into a forty-two month lease with Ortiz Corporation for office space located at 1555 Bayshore Highway, Suite 200, Burlingame, California 94010 to serve as our principal office. The office consists of approximately 6,900 square feet, and we expect that it will be adequate for our needs for the foreseeable future. The monthly base rent for the first year of the lease is $15,525, and will increase by approximately three percent annually.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Kindred Biosciences, Inc.(1)
3.2	Amended and Restated Bylaws of Kindred Biosciences, Inc.(1)
10.1	Office Lease Agreement by and between Kindred Biosciences, Inc. and Oritz Corporation dated May 27, 2014.
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer.
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer.
32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer.
32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer.
101.INS++	XBRL Instance Document
101.SCH++	XBRL Taxonomy Extension Schema Document
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB++	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document
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
Date: August 13, 2014

Kindred Biosciences, Inc.

By:	/s/ Richard Chin
Richard Chin, M.D.
President and Chief Executive Officer

/s/ Stephen S. Galliker
Stephen S. Galliker
Chief Financial Officer