Form 10-Q
period 2014-09-30
Kindred Biosciences, Inc.
filed 2014-11-13
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of November 7, 2014, Kindred Biosciences, Inc. had outstanding 19,714,482 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,324	$65,329
Short-term investments	98,103	—
Prepaid expenses and other	688	148
Total current assets	107,115	65,477
Property and equipment, net	194	12
Other assets	22	—
Total assets	$107,331	$65,489

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$744	$689
Accrued liabilities	1,635	1,521
Total current liabilities	2,379	2,210
Long term liability	44	—
Total liabilities	2,423	2,210

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,714,482 and 16,214,620 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	129,579	67,610
Accumulated other comprehensive income	10	—
Accumulated deficit	(24,683)	(4,333)
Total stockholders' equity	104,908	63,279
Total liabilities and stockholders' equity	$107,331	$65,489

The accompanying notes are an integral part of these condensed financial statements.

Kindred Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$3,755	$953	$13,892	$1,394
General and administrative	2,342	259	6,525	438
Total operating expenses	6,097	1,212	20,417	1,832
Loss from operations	(6,097)	(1,212)	(20,417)	(1,832)
Interest income	25	2	67	2
Net loss	(6,072)	(1,210)	(20,350)	(1,830)
Change in unrealized gains or losses on available-for-sale securities	24	—	10	—
Comprehensive loss	$(6,048)	$(1,210)	$(20,340)	$(1,830)

Net loss per share, basic and diluted	$(0.31)	$(0.40)	$(1.10)	$(0.61)
Weighted-average number of common shares outstanding, basic and diluted	19,713	3,005	18,467	3,001

The accompanying notes are an integral part of these condensed financial statements.

Kindred Biosciences, Inc.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(20,350)	$(1,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,518	504
Depreciation expense	29	1
Amortization of premium on marketable securities	49	—
Changes in operating assets and liabilities:
Prepaid expenses and other	(540)	(360)
Other assets	(22)	—
Accounts payable	55	119
Due to related party	—	(1)
Accrued liabilities	461	536
Net cash used in operating activities	(16,800)	(1,031)
Cash Flows from Investing Activities
Purchase of short-term investments	(128,142)	—
Proceeds from maturities of short-term investments	30,000	—
Purchase of property and equipment	(211)	(14)
Net cash used in investing activities	(98,353)	(14)
Cash Flows from Financing Activities
Exercise of stock options	83	2
Net proceeds from issuance of Series A-1 convertible preferred stock	—	5,865
Net proceeds from issuance of Series A-1A convertible preferred stock	—	5,232
Net proceeds from sale of common stock in public offering	58,065	—
Net cash provided by financing activities	58,148	11,099
Net increase (decrease) in cash and cash equivalents	(57,005)	10,054
Cash and cash equivalents at beginning of period	65,329	938
Cash and cash equivalents at end of period	$8,324	$10,992

Supplemental disclosure of non-cash financing activities:
Issuance of Series A-1 convertible preferred stock for settlement of offering costs and other legal fees	$—	$32
Issuance of Series A-1A convertible preferred stock for settlement of offering costs	$—	$78
Issuance of common stock and stock options for accrued consulting expenses	$303	$341
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
Liquidity
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and begin to commercialize any approved products. To date, we have been funded primarily through sales of our former convertible preferred stock, the sale of our common stock in our initial public offering in December 2013 and the sale of our common stock in our April 8, 2014, public offering. We believe that our cash, cash equivalents and short-term investments totaling $106,427,000 as of September 30, 2014, are sufficient to fund our planned operations for at least the next 24 months.
If we require additional funding for operations, we may seek such funding through public or private equity or debt financings or other sources, such as corporate collaborations and licensing arrangements. We may not be able to obtain financing on acceptable terms, or at all, and we may not be able to enter into corporate collaborations or licensing arrangements. The terms of any financing may result in dilution or otherwise adversely affect the holdings or the rights of our stockholders.
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

Comprehensive Loss
Our comprehensive loss includes the change in unrealized gains or losses on available-for-sale securities. The cumulative amount of gains or losses are reflected as a separate component of stockholders' equity in the condensed balance sheets as accumulated other comprehensive income.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the new guidance and have not determined the impact this standard may have on our condensed financial statements.

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

Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of September 30, 2014
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$3,702	$3,702	$—	$—
Short-term investments:
U.S. treasury bills	21,998	—	21,998	—
U.S. treasury bonds and notes	76,105	—	76,105	—
	$101,805	$3,702	$98,103	$—

	Fair Value Measurements as of December 31, 2013
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$65,310	$65,310	$—	$—
	$65,310	$65,310	$—	$—

There were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy at September 30, 2014, or December 31, 2013.
At September 30, 2014 and December 31, 2013, we did not have any financial liabilities which were measured at fair value on a recurring basis.

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

The fair value of available-for-sale short-term investments by type of security at September 30, 2014 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills	$21,992	$6	$—	$21,998
U.S. treasury bonds and notes	76,101	4	—	76,105
	$98,093	$10	$—	$98,103

At September 30, 2014, short-term investments with maturities beyond one year consisted of U.S. treasury notes with carrying values of $8,009,000 and $5,010,000 that mature on October 31, 2015 and November 15, 2015, respectively. These investments are classified as current assets since they are viewed as available to support current operations. We held no short-term investments at December 31, 2013.

4.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Payroll and related expenses	$819	$635
Consulting expenses	—	304
Research and development costs	562	159
Offering costs	—	381
Other expenses	254	42
Deferred rent	44	—
	1,679	1,521
Less current portion	(1,635)	(1,521)
Long term liabilities (deferred rent)	$44	$—

5.    Stock-Based Awards and Common Stock
The table below shows the number of shares of common stock underlying options granted to employees and directors, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Shares underlying options granted	117,500	285,092	1,031,500	825,092
Weighted-average exercise price	$16.60	$0.90	$16.67	$0.54
Risk- free interest rate	1.9%	1.6%-1.72%	1.4%-2.6%	0.6%-1.7%
Expected term (years)	6.1	5.0	5.3 - 6.1	5.0
Expected volatility	90%	80%	90%	90%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$12.42	$1.80	$12.34	$0.76

The table below shows the number of shares of common stock underlying options granted to consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Shares underlying options granted	—	156,488	32,963	347,806
Weighted-average exercise price	—	$0.99	$15.41	$0.60
Risk- free interest rate	—	1.6%-2.8%	2.6%-2.7%	0.6%-2.8%
Expected term (years)	—	10.0	10.0	10.0
Expected volatility	—	80%	90%	90%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	—	$1.98	$13.32	$0.99

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Research and development	$376	$354	$1,065	$435
General and administrative	889	52	2,453	69
	$1,265	$406	$3,518	$504
We had an aggregate of approximately $10,872,000 of unrecognized stock-based compensation expense for options outstanding as of September 30, 2014 which is expected to be recognized over a weighted-average period of 3.2 years.
During the nine months ended September 30, 2014, we issued 46,112 shares of common stock with an intrinsic value of $715,000 upon exercise of stock options, for proceeds of $83,000. During the nine months ended September 30, 2014, we issued 3,750 shares upon release of restricted stock awards.
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
In April 2014, we entered into new noncancelable operating leases for laboratory space and office space through November 2017. As of September 30, 2014 we are obligated to make minimum lease payments under noncancelable operating leases as follows (in thousands):

Year ending December 31,	Lease Payments
2014 (remainder of year)	$45
2015	247
2016	255
2017	209
Total	$756
7.    Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic and diluted net loss per share:
Numerator:
Net loss	$(6,072)	$(1,210)	$(20,350)	$(1,830)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	19,713	3,005	18,467	3,001
Net loss per common share, basic and diluted	$(0.31)	$(0.40)	$(1.10)	$(0.61)

There was no difference between the Company’s net loss and the net loss attributable to common stockholders for all periods presented.

Stock options and unvested restricted stock awards to purchase 2,390,090 shares of common stock as of September 30, 2014, were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2014, because their effect was anti-dilutive.
Stock options to purchase 1,165,423 shares of common stock and 4,535,206 shares of common stock issuable upon the conversion of preferred stock as of September 30, 2013, were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2013, because their effect was anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this section, “Kindred,” “we,” “our,” “ours,” “us” and the “Company” refer to Kindred Biosciences, Inc. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q consists of forward-looking statements such as statements regarding our expectations about the trials, regulatory approval, manufacturing, distribution and commercialization of our current and future product candidates and statements regarding our anticipated revenues, expenses, margins, profits and use of cash. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) often identify forward-looking statements.

These forward-looking statements are based on our current expectations. These statements are not promises or guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: our limited operating history and expectations of losses for the foreseeable future; the absence of revenue from our product candidates for the foreseeable future; our potential inability to obtain any necessary additional financing; our substantial dependence on the success of our lead product candidates, which may not be successfully commercialized even if they are approved for marketing; the effect of competition; our potential inability to obtain regulatory approval for our existing or future product candidates; our dependence on third parties to conduct some of our development activities; our dependence upon third-party manufacturers for supplies of our product candidates; uncertainties regarding the outcomes of trials regarding our product candidates; our potential failure to attract and retain senior management and key scientific personnel; uncertainty about our ability to develop a satisfactory sales organization; our significant costs of operating as a public company; our potential inability to obtain patent protection and other intellectual property protection for our product candidates; potential claims by third parties alleging our infringement of their patents and other intellectual property rights; our potential failure to comply with regulatory requirements, which are subject to change on an ongoing basis; the potential volatility of our stock price; and the significant control over our business by our principal stockholders and management.

For a further description of these risks and uncertainties and other risks and uncertainties that we face, please see the “Risk Factors” sections that are contained in our filings with the U.S. Securities and Exchange Commission (the SEC), including the "Risk Factors" section of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013, which was filed with the SEC on March 14, 2014, and any subsequent updates that may be contained in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our other Quarterly Reports on Form 10-Q filed with the SEC.  As a result of the risks and uncertainties described above and in our filings with the SEC, actual results may differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date of this report and we undertake no obligation to update or revise these statements, except as may be required by law.

Overview
We are an early stage biopharmaceutical company focused on saving and improving the lives of pets. Our mission is to bring to our pets the same kinds of safe and effective medicines that our human family members enjoy. Our core strategy is to identify compounds and targets that have already demonstrated safety and efficacy in humans and to develop therapeutics based on these validated compounds and targets for pets, primarily dogs, cats and horses. We believe this approach will lead to shorter development times and higher approval rates than pursuing new, non-validated compounds and targets. We have two product candidates that are in pivotal field efficacy trials, or pivotal trials, and expect approval of one or more of these product candidates as early as 2016. In addition, we have multiple other product candidates, including several biologics, in various stages of development. We believe there are significant unmet medical needs for pets, and that the pet therapeutics segment of the animal health industry is likely to grow substantially as new therapeutics are identified, developed and marketed specifically for pets.
Our lead product candidates are AtoKin™ (fexofenadine) for the treatment of atopic dermatitis in dogs and SentiKin™ (flupirtine) for the treatment of post-operative pain in dogs, post-operative pain in cats, and osteoarthritis in dogs. In addition, we have advanced several other products. We have completed a PK study of extended-release SentiKin for postoperative pain in cats. We completed a PK study of a drug for fever in horses and a PK study of a drug for the stimulation of appetite in cats this quarter. We have replaced KIND-006 with a more potent molecule of the same class. Significant progress has been made in the biologics program, including erythropoietin for cats with anemia. We have also initiated checkpoint inhibitor programs for dogs. All of these product candidates, if approved, would be first-in-class drugs in the pet therapeutic market.
We initiated the pivotal trials for CereKin, AtoKin and SentiKin in August 2013, February 2014 and March 2014, respectively. In August 2014, we announced that our pivotal field study of CereKin in dogs did not meet its primary endpoint. We do not plan to further pursue CereKin for osteoarthritis in dogs.
The AtoKin pivotal study in dogs with atopic dermatitis and the SentiKin pivotal study in dogs for postoperative pain are actively enrolling patients and we expect topline results in mid-2015. Assuming positive results from these trials, we intend to submit the technical sections of New Animal Drug Applications, or NADAs, for marketing approval of AtoKin and SentiKin in the United States on a rolling basis in 2014 - 2015, and anticipate potential marketing approvals and product launches as early as 2016. If approved in the United States, we plan to make similar regulatory filings for these products with the European Medicines Agency, or EMA for marketing approval in the European Union, or EU.
Some of our studies, such as the pivotal trial for AtoKin, are conducted under Protocol Concurrences granted by the FDA, while other studies, such as SentiKin for postoperative pain in dogs, are performed without a Protocol Concurrence.  Protocol Concurrences are not required, but where they are granted by the FDA, they demonstrate that the FDA agrees that the design and analyses proposed in a protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied.  Although  the FDA’s Center for Veterinary Medicine, or the CVM,  have not concurred with our proposed SentiKin protocol, we have modified the SentiKin pivotal trial protocol in accordance with comments provided by the CVM on our Protocol Concurrence request and have proceeded with the trial without obtaining a formal FDA Protocol Concurrence.
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
We are an early stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred cumulative net losses of $24,683,000 through September 30, 2014 and $20,350,000 for the nine months ended September 30, 2014. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically our funding has been a combination of private and public offerings, most recently our initial public offering in December 2013 provided us with net proceeds of $54,871,000 and a public offering in April 2014 provided us with net proceeds of $58,065,000 after deducting underwriting discounts and commissions of $3,726,000 and other offering expenses of approximately $309,000. As of September 30, 2014, we had cash, cash equivalents and short-term investments of $106,427,000.
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
Results of Operations
The following table summarizes the results of our operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Operating expenses:
Research and development	$3,755	$953	$13,892	$1,394
General and administrative	2,342	259	6,525	438
Total operating expenses	6,097	1,212	20,417	1,832
Loss from operations	(6,097)	(1,212)	(20,417)	(1,832)
Interest income	25	2	67	2
Net loss	$(6,072)	$(1,210)	$(20,350)	$(1,830)

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
Research and development expense was as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Payroll and related	$1,422	$235	$3,236	$408
Consulting	419	49	1,398	108
Field trial costs, including materials	1,251	256	7,317	377
Stock-based compensation	376	353	1,065	434
Other	287	60	876	67
	$3,755	$953	$13,892	$1,394

During the three and nine months ended September 30, 2014, research and development expense related primarily to advancing the development of our lead product candidates. During these periods we completed a Target Animal Safety Study as well as the CereKin field trial and in August 2014 announced that the CereKin trial did not meet its primary endpoint. We initiated our field trials for Atokin and SentiKin and sourced the manufacture of material necessary for regulatory approval. We also initiated additional manufacturing work in preparation for commercialization of our first product candidates. We continue to advance additional product candidates in our small molecule programs as well as continue to advance our biologics program by building an in-house team to focus on setting-up a manufacturing process for our potential biologic candidates.
Research and development expenses for the three months ended September 30, 2014, increased 294% to $3,755,000 compared with $953,000 for the same period in 2013. The higher expenses were primarily driven by the increase in outsourced research and development expense for SentiKin, CereKin and AtoKin of $355,000, $293,000 and $39,000, respectively, and $791,000 for our other product development programs. Outsourced research and development expense consists primarily of costs related to manufacturing supplies, field trials, studies and consulting. In addition, payroll and related expenses increased by $1,187,000 as we continue to staff up the organization to advance our development programs including manufacturing activities.
Research and development expenses for the nine months ended September 30, 2014, increased by 896% to $13,892,000 compared with $1,394,000 for the same period in 2013. The higher expenses were primarily driven by the increase in outsourced research and development expense for SentiKin, CereKin and AtoKin of $2,999,000, $2,564,000 and $1,583,000, respectively, and $1,649,000 for our other product development programs. In addition, research and development expenses also increased by $2,828,000 due to payroll and related expenses and by $631,000 related to stock-based compensation expense. Research and development expense in 2013 primarily related to advancing the development of our lead product candidates. During this period we developed the protocols for CereKin and AtoKin, received Protocol Concurrences from the FDA for both compounds and increased our staffing to support the planning for initiation of the pivotal trials of CereKin and AtoKin.
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
General and Administrative Expense
General and administrative expense was as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Payroll and related	$392	$90	$1,213	$218
Consulting and legal fees	536	89	1,710	110
Stock-based compensation	890	52	2,454	69
Other	524	28	1,148	41
	$2,342	$259	$6,525	$438
During the three and nine months ended September 30, 2014, general and administrative expense related primarily to salaries, professional and consulting fees for legal, accounting and tax services, stock-based compensation, costs of being a public company, rent and other facilities costs, and other general business services. We expect general and administrative expense to increase significantly as we continue to increase our headcount and build our corporate infrastructure.
During the three and nine months ended September 30, 2013, general and administrative expense related primarily to salaries and related expenses, consulting fees for legal and accounting services and stock-based compensation.

Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets.  Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of September 30, 2014, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in September 2012 through September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $24,683,000. During the year ended December 31, 2013, we raised a total of $65,959,000, net of offering costs, primarily in connection with our initial public offering and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering). On April 8, 2014, we completed a public offering of common stock, resulting in net proceeds of $58,065,000. As of September 30, 2014, we had cash, cash equivalents and short-term investments of $106,427,000. We believe that our cash, cash equivalents and short-term investments balances as of September 30, 2014, are sufficient to fund our planned operations for at least the next 24 months.
Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Nine months ended September 30,
	2014	2013
	(In thousands)
Net cash used in operating activities	$(16,800)	$(1,031)
Net cash used in investing activities	$(98,353)	$(14)
Net cash provided by financing activities	$58,148	$11,099
Net cash used in operating activities
During the nine months ended September 30, 2014, net cash used in operating activities was $16,800,000. Net cash used in operating activities resulted primarily from our net loss of $20,350,000, partially offset by non-cash, stock-based compensation of $3,518,000 and changes in operating assets and liabilities of $46,000.
During the nine months ended September 30, 2013, net cash used in operating activities was $1,031,000. Net cash used in operating activities resulted primarily from our net loss of $1,830,000, partially offset by non-cash, stock-based compensation of $504,000 and changes in operating assets and liabilities of $294,000.
Net cash used investing activities
During the nine months ended September 30, 2014, net cash used in investing activities was $98,353,000, which resulted from $128,142,000 related to the purchase of marketable securities and $211,000 related to purchases of property and equipment, partially offset by proceeds from maturities of marketable securities of $30,000,000.
During the nine months ended September 30, 2013, net cash used in investing activities of $14,000 related to the purchase of property and equipment.
Net cash provided by financing activities
During the nine months ended September 30, 2014, net cash provided by financing activities consisted of $58,065,000 of net proceeds from a public offering and $83,000 from the exercise of stock options.

During the nine months ended September 30, 2013, net cash provided by financing activities of $11,099,000 resulted primarily from proceeds from issuance of Series A-1 and Series A-1A convertible preferred stock.
Future Funding Requirements
We anticipate that we will continue to incur losses for the next several years due to expenses relating to:

•	pivotal trials of our product candidates;

•	toxicology studies for our product candidates;

•	establishment of biologics manufacturing capability; and

•	commercialization of one or more of our product candidates, if approved.

We believe our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating plan through at least the next 24 months and the anticipated approval and launch of one or more of our lead product candidates, AtoKin and SentiKin. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital in connection with possible strategic acquisitions even if we believe we have sufficient funds for our current or future operating plans.
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
Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the new guidance and have not determined the impact this standard may have on our condensed financial statements.

We do not believe there are any other recently issued standards not yet effective that will have a material impact on our financial statements when the standards become effective.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments.
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our short-term investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of September 30, 2014, our cash equivalents and short-term investments are invested in money market funds, U.S. treasury bills and U.S treasury bonds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
We do not currently have exposure to foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Interim Chief Financial Officer (the “Certifying Officer”) evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officer has concluded, that, as of the end of the period covered by this report:
(a)    our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
(b)    our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014, as amended. There have been no material changes to those Risk Factors.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
For purposes of filing this Quarterly Report on Form 10-Q , effective November 12, 2014, Richard Chin began serving as our interim Chief Financial Officer.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Kindred Biosciences, Inc.(1)
3.2	Amended and Restated Bylaws of Kindred Biosciences, Inc.(1)
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Interim Chief Financial Officer.
32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Interim Chief Financial Officer.
101.INS++	XBRL Instance Document
101.SCH++	XBRL Taxonomy Extension Schema Document
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB++	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document
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
Date: November 13, 2014

Kindred Biosciences, Inc.

By:	/s/ Richard Chin
Richard Chin, M.D.
President and Chief Executive Officer and Interim Chief Financial Officer