Form 10-K
period 2014-12-31
Kindred Biosciences, Inc.
filed 2015-03-13
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission file number: 001-36225

KINDRED BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)
___________________

Delaware		46-1160142
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
1555 Bayshore Highway, Suite 200 Burlingame, California 94010
(Address of principal executive offices)
(650) 701-7901
Registrant’s telephone number:

Securities registered under pursuant to Section 12(b) of the Act: Common Stock, $0.0001 par value.
Name of each exchange on which registered: The NASDAQ Stock Market LLC.
Securities registered under pursuant to Section 12(g) of the Act: None.

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
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $195.5 million.

The outstanding number of shares of the registrant’s common stock as of March 9, 2015 was 19,724,482.

Certain portions of the registrant’s Proxy Statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report that do not relate to matters of historical fact should be considered forward-looking statements, including, but not limited to, statements regarding our expectations about the trials, regulatory approval, manufacturing, distribution and commercialization of our current and future product candidates, and statements regarding our anticipated revenues, expenses, margins, profits and use of cash. These forward-looking statements are based on our current expectations. These statements are not promises or guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements.  These risks include, but are not limited to, the following:  our limited operating history and expectations of losses for the foreseeable future; the absence of revenue from our product candidates for the foreseeable future; our potential inability to obtain any necessary additional financing; our substantial dependence on the success of our lead product candidates, which may not be successfully commercialized even if they are approved for marketing; the effect of competition; our potential inability to obtain regulatory approval for our existing or future product candidates; our dependence on third parties to conduct some of our development activities; our dependence upon third-party manufacturers for supplies of our product candidates; uncertainties regarding the outcomes of trials regarding our product candidates; our potential failure to attract and retain senior management and key scientific personnel; uncertainty about our ability to develop a satisfactory sales organization; our significant costs of operating as a public company; our potential inability to obtain patent protection and other intellectual property protection for our product candidates; potential claims by third parties alleging our infringement of their patents and other intellectual property rights; our potential failure to comply with regulatory requirements, which are subject to change on an ongoing basis; the potential volatility of our stock price; and the significant control over our business by our principal stockholders and management.
For a further description of these risks and other risks that we face, please see the risk factors described in Item 1A of this Annual Report under the caption “Risk Factors” and any subsequent updates that may be contained in our Quarterly Reports on Form 10-Q and other documents we file with the Securities and Exchange Commission, or SEC.  As a result of these risks, actual results may differ materially from those indicated by the forward-looking statements made in this Annual Report.   Forward-looking statements contained in this Annual Report speak only as of the date of this Annual Report, and we undertake no obligation to update or revise these statements except as may be required by law.

PART I.

ITEM 1.	BUSINESS.
Overview
We are a development-stage biopharmaceutical company focused on saving and improving the lives of pets. Our mission is to bring to our pets the same kinds of safe and effective medicines that our human family members enjoy. Our core strategy is to identify compounds and targets that have already demonstrated safety and efficacy in humans and to develop therapeutics based on these validated compounds and targets for pets, primarily dogs, cats and horses. We believe this approach will lead to shorter development times and higher approval rates than pursuing new, non-validated compounds and targets. We have three product candidates that are in, or that we believe will shortly enter, pivotal field efficacy trials, or pivotal trials, and expect approval of one or more of these product candidates starting as early as 2016. In addition, we have multiple other product candidates, including several biologics, in various stages of development. We believe there are significant unmet medical needs for pets, and that the pet therapeutics segment of the animal health industry is likely to grow substantially as new therapeutics are identified, developed and marketed specifically for pets.
Our lead product candidates are SentiKind for the treatment of post-operative pain in dogs, KIND-010 for management of weight loss in cats, and KIND-012 for the treatment of fever in horses.
We are currently developing product candidates for over 20 indications, with the potential to launch two or more products annually. We plan to commercialize our products in the United States through a direct sales force complemented by selected distributor relationships, and in the EU through distributors and other third parties. Because we seek to identify product candidates that are not protected by third-party patents, we typically do not need to obtain licenses or make any upfront, milestone or royalty payments in connection with our product candidates.
Relative to human drug development, the development of pet therapeutics is generally faster, more predictable and less expensive, since it requires fewer clinical studies involving fewer subjects and can be conducted directly in the target species. For example, studies that are typically required for approval of human drugs such as QTc studies, which detect cardiac irregularities, elderly patient studies, renal impairment studies, hepatic impairment studies or costly, long-term genotoxicity studies are not required for pet therapeutics. Based on our progress since inception in September 2012, we believe we can develop pet therapeutics from the Investigational New Animal Drug, or INAD, filing with the FDA to marketing approval in three to five years at an average cost of approximately $5 million per product candidate. The lower cost associated with the development of pet therapeutics permits us to pursue multiple product candidates simultaneously and avoid the binary outcome associated with the development of a single lead therapy by some human biotechnology companies. Because we typically develop drugs that have successfully been developed for humans, the active ingredients in many of our small molecule product candidates also have established chemistry, manufacturing and controls, or CMC, which are important gating factors in the regulatory approval process. As a result, we usually do not need to invest in active pharmaceutical ingredient, or API, process development to comply with good manufacturing practices, or GMP, standards for our small molecule product candidates, and we can often advance our programs more rapidly than if we were pursuing new chemical entities.
We estimate that the total U.S. market for veterinary care was approximately $15.3 billion in 2014, an increase of 65% from 2006. We believe there are many unmet or underserved medical needs and that the pet therapeutics portion of the market can grow significantly as new, safe and effective therapeutics are identified, developed and marketed. As an example, the market for therapeutics treating osteoarthritis for dogs has grown from less than $10 million to over $450 million since 1997, driven by the introduction of non-steroidal anti-inflammatory drugs, or NSAIDs, such as Rimadyl approved for animals. We expect continued market growth as new pet therapeutics are developed and owners grow more familiar with the treatment of pets with such therapeutics. This continues a trend reported by the American Pet Products Association, or APPA, which found approximately 78% of U.S. dog owners treated their dogs with medications in 2010, as compared to 50% in 1998.
Our management team’s extensive experience in both human and animal drug development has enabled us to quickly establish our product pipeline, and should continue to enable us to promptly obtain Protocol

Concurrences from the FDA for our product candidates and to conduct the clinical trials. Our management team also has extensive experience in biologics, including in the development of antibodies such as Lucentis, Tysabri, Xolair, and Rituxan.

Richard Chin, M.D., our co-founder and Chief Executive Officer, was previously Head of Clinical Research for the Biotherapeutics Unit at Genentech, Inc., where he oversaw Phase I through Phase IV clinical programs for all products except oncology. Stephen Sundlof, D.V.M., Ph.D., our Executive Vice President of Regulatory Affairs and Quality and Chief Scientific Officer, was the Director of the FDA’s Center for Veterinary Medicine, or CVM, from 1994 to 2008, where he oversaw all veterinary products regulated by the FDA. Denise Bevers, our co-founder and Chief Operating Officer, has over 20 years of experience in clinical operations and medical affairs. Wendy Wee, our Vice President of Finance and Chief Accounting Officer, has over 30 years of experience and most recently was Vice President of Finance and Chief Accounting Officer at Telik, Inc.
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
We currently are pursuing over 20 indications with various small molecule and biologics product candidates. The following table illustrates some of the product candidates that we are developing. References in the table to “PLA” mean an Application for United States Veterinary Biological Product License with the USDA, also called a Product License Agreement.

Molecule	Indication	Formulation	INAD Filed	Clinical Study	Filing of Rolling NADA Sections
Small Molecule Product Candidates					
SentiKind™ (flupirtine) – KCNQ potassium channel agonist	Postoperative pain in dogs				Anticipated filings in 2015-16
	Postoperative pain in cats				
	Osteoarthritis in dogs				
KIND-010	Management of weight loss in cats				Anticipated filings in 2016
KIND-012	Fever in horses				Anticipated filings in 2016
KIND-011	Metabolic syndrome in horses				
KIND-013 – Pro-motility agent	Gastrointestinal disease in cats				

Molecule	Indication	Discovery/ Process Development	Mfg. Process Development	Pivotal Study	PLA
Biologic Product Candidates					
KIND-502 – Anti-IgE antibody	Allergic diseases in dogs				
KIND-506/509 – TNFR-Ig fusion protein/Anti-TNF Ab	Inflammatory diseases in dogs				
KIND-507 – CTLA4-Ig fusion protein	Autoimmune diseases in dogs				
KIND-504 – Cancer vaccine	Cancer in dogs				
KIND-501 – Anti-VEGF fusion protein	Cancer in dogs				
Feline Epo	Anemia in cats

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
Business Strategy
Key elements of our business strategy are as follows:
Advance SentiKind, KIND-010, KIND-012 and our other product candidates through development and regulatory approval
We have initiated enrollment in the pivotal trial of SentiKind. We recently increased the sample size of the study from approximately 200 patients to approximately 350. We have completed the required toxicology, or target animal safety, studies and we are completing the CMC activities.
We are currently conducting pilot studies for KIND-010 and KIND-012. If these trials and other development activities are successful, we expect to initiate pivotal studies for KIND-010 and KIND-012 this year. We are also developing multiple other products, including feline erythropoietin, anti-TNF biologics, and canine checkpoint inhibitors. In all, we have over 20 programs for various indications for dogs, cats, and horses.
Continue to focus on cost-effective research and development execution
In order to execute our studies rapidly and efficiently, we have built an experienced team drawn from both the veterinary and human pharmaceutical industries. We rely primarily on our own personnel or independent contractors, rather than on contract research organizations, or CROs, for many business-critical tasks, including protocol designs, regulatory interactions, statistics, data management and clinical operations. By doing so, we believe we can maintain higher quality, achieve lower costs and seek regulatory approval more quickly. Since our inception in September 2012, we have been able to quickly and efficiently build and advance our pipeline.
Leverage our antibody and biologics experience
Members of our team have extensive experience developing biologics such as antibodies. We are leveraging their expertise to identify and develop antibody-based therapies for pets based on approved human therapies, and to identify appropriate manufacturing technologies for these product candidates.
Leverage our current product pipeline in additional animal species
We intend to develop our product candidates primarily for approval in one or more indications in dogs, cats and horses. For example, we are also pursuing SentiKind for cats and horses. We believe the market for horse therapeutics may be particularly attractive, as it can be targeted by a limited sales force and has potentially less price sensitivity than therapeutic treatments for dogs and cats, because horse owners are willing to spend more on treatments for these more expensive companion animals. As an example, a one-month supply of omeprazole for a horse can cost several thousand dollars. We may consider the development of our current or future product candidates for additional species in the future, but our pipeline currently is focused on dogs, cats and horses only.

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
Commercialize our products with our own direct sales force in the United States and with distributors in other regions
In conjunction with FDA approval of one or more of our lead product candidates, if approved, we intend to establish a direct sales organization eventually numbering approximately 30 to 50 sales representatives to market our products directly to veterinarians in the United States. We believe such a sales force will be sufficient to reach the top quartile of the highest prescribing veterinary clinics in the United States. By adding complementary distributor relationships, we believe we can expand our commercial reach to a majority of all veterinarians in the United States. We also intend to establish collaborations with distributors to commercialize any of our products that may be approved with the EMA.
Pet Therapeutics Market
Overview
U.S. consumers spent an estimated $58 billion on their pets in 2014, according to the American Pet Products Association, or APPA, an increase of 51% from 2006. This figure includes approximately $3.5 billion spent on flea and tick treatments, $1.5 billion spent on knee-joint surgeries in dogs and $370 million spent on pet Halloween costumes.
The veterinary care segment has been among the fastest growing segments of the overall U.S. pet market. This segment accounted for an estimated $15.3 billion in 2014, an increase of 65% from 2006. In 2011, approximately $4.3 billion was spent on parasiticides and vaccines and approximately $2.4 billion was spent on pet therapeutics, our target segment. With approximately 83 million dogs and 96 million cats in the United States, this represents average annual spending on pet therapeutics of less than $14 per pet. This compares to approximately $1,700 that veterinarians estimate their clients would be willing to pay before refusing or stopping treatment for their pets, according to a 2012 DVM Newsmagazine State of the Profession survey.
We believe several factors will contribute to an increase in spending on pet therapeutics. Pets are generally living longer, with the average lifespan for dogs increasing by half a year to 11 years between 2002 and 2012 according to a study by Banfield Pet Hospital. As a result, pets are increasingly exhibiting many of the same diseases associated with aging in humans. The incidence of osteoarthritis in dogs, for example, has increased by 38% since 2007 according to the same study. Among pet owners, there is growing familiarity in treating these pet diseases with medications. According to the APPA, approximately 78% of U.S. dog owners treated their dogs with medications in 2010, as compared to 50% in 1998. In a 2010 poll by the Associated Press, 35% of pet owners are willing to spend $2,000 to treat their pet for a serious medical condition. We expect pet owners to spend more on their pets’ health and welfare as new therapeutics are developed specifically for pets, particularly as 91% of pet owners considered their pet to be a member of their family, according to a 2011 survey by the Harris Poll of Harris Interactive.
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
Products in Development
SentiKind
Overview
We intend to develop SentiKind initially as a therapeutic to manage post-operative pain and other indications in dogs, cats and horses. SentiKind is an oral, non-NSAID, non-opioid analgesic formulation of flupirtine. The active ingredient in SentiKind is approved for the treatment of pain in humans in multiple countries outside the United States and has demonstrated potency comparable to tramadol. It has also demonstrated efficacy in treating pain in dogs. Due to a rare side effect affecting the liver that is seen only with long-term use, the EMA recently determined that the risk-benefit profile of flupirtine justified its use in humans for short-term indications only. We are developing flupirtine initially for post-operative pain, which is a short-term indication.
We are currently enrolling the pivotal trial for SentiKind for post-operative pain in dogs. We recently increased the sample size of the study from approximately 200 dogs to approximately 350 dogs. We expect to receive data from the trial in 2015 and, if positive, we intend to submit an NADA. We are also pursuing SentiKind for other indications and species.
The active ingredient in SentiKind is available as GMP-grade material from several suppliers, and we believe our current manufacturer or other suppliers will be able to provide sufficient quantities for our planned pivotal trial and potential commercialization.
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
Our Solution - SentiKind
We believe that, if approved, SentiKind will provide pain relief that is superior to NSAIDs and comparable to some opioids, without the potential for opioid addiction or the risk of possible diversion and abuse by pet owners.
The active ingredient in SentiKind is a centrally acting non-opioid, non-NSAID, and non-steroidal analgesic that has been approved for use in humans. Its mechanism of action is believed to be via selective opening of the potassium channel in cells that makes neurons less susceptible to activation. The active ingredient in SentiKind has been used in humans for various pain management indications, including post-operative pain, trauma, dental extractions, painful muscle spasms, cancer pain, degenerative joint disease, migraine headaches and dysmenorrhea. It has been used by millions of human patients in many countries. Due to a rare side effect affecting the liver, the EMA recently determined that the risk-benefit profile of flupirtine justified its use only for short-term indications. While we believe these side effects are idiosyncratic and specific to humans, we cannot assure you that these same side effects will not occur in dogs. Because detection of these rare side effects would require testing of millions of dogs, we will not be able to rule out this risk until well after commercial launch of the product.
Clinical Data
In multiple animal studies, including one in dogs, the active ingredient in SentiKind has been demonstrated to have potent analgesic effects, or pain relief.
At least eight trials have been conducted in humans to evaluate the efficacy of the active ingredient in SentiKind. In most of these studies that compared these products, pain relief was as good as or better than diclofenac (a NSAID) or tramadol (an opioid analgesic). In another study, orthopedic surgery patients received either pentazocine (an opioid analgesic) or flupirtine and 80% to 95% of flupirtine treated patients experienced satisfaction to treatment as compared to 67% to 79% of patients receiving pentazocine.
In a dog study of the tooth pulp stimulation to induce pain, the active ingredient in SentiKind demonstrated effectiveness in reducing the effect of the stimulation.

In one study of 209 patients with lower back pain, published in Current Medical Research and Opinion in 2008, the active ingredient of SentiKind was shown to have efficacy similar to tramadol in controlling pain in patients following five to seven days of dosing.

Other Product Candidates
KIND-010 is a small molecule product candidate we are developing for management of weight loss in cats. We are currently conducting pilot studies with KIND-010 and anticipate initiating the pivotal study this year if the pilot study results are positive. KIND-012 is a small molecule product candidate we are developing for treatment of fevers in horses. We are currently conducting pilot studies with KIND-012 and anticipate initiating the pivotal study this year if the pilot study results are positive.
In addition to small molecules, we have a pipeline of several promising biologics. KIND-510 is feline erythropoeitin for treatment of anemia in cats which is expected to enter laboratory studies shortly. Our other biologic product candidates include: KIND-502, a new biologic that targets the canine counterpart of the human target for Xolair, for allergic and immune-mediated diseases; KIND-506, a new biologic that targets the canine counterpart of the human target for Enbrel, for inflammatory and autoimmune diseases; KIND-507, a new biologic that targets the canine counterpart of the human target for Orencia, for immune-mediated diseases; KIND-504, a cancer vaccine, in which the active ingredient has demonstrated efficacy in certain types of cancers in humans and in dogs, several checkpoint inhibitors, and KIND-501, an antiangiogenic biologic for cancer in dogs.
Members of our management have extensive experience with biologics, including antibodies such as Lucentis, Tysabri, Xolair and Rituxan. Antibody discovery technologies perform differently in different targets, and some technologies that work well for one target do not work for other targets. For this reason, we are pursuing multiple strategies for generation of dog, cat and horse antibodies. For example, we have internal expertise, outside consultants and service providers that enable us to convert antibodies into dog (caninize), cat (felinize), and horse (equinize) forms.
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

Product Launches and Commercialization
Our executive management team has extensive experience with product launches. Richard Chin, M.D., and Denise Bevers, our co-founders and Chief Executive Officer and Chief Operating Officer, respectively, have each been involved in the launch of numerous products in humans, including such drugs as Tysabri and Xolair. Other members of the KindredBio team have experience with multiple product launches for companion animals.
If our product candidates are approved by the FDA, we intend to launch and commercialize our products in the United States with a direct sales force eventually numbering approximately 30 to 50 sales representatives, which we believe will be sufficient to reach the top quartile of the highest prescribing veterinary clinics. We also intend to selectively utilize distributors, which we believe will enable us to expand our commercial reach to a majority of all veterinarians in the United States. Since even large veterinary pharmaceutical companies have sales forces of only approximately 50 to 200 sales representatives, we believe we can compete effectively with a combination of our own direct sales force and complementary distributors.
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
We have or expect to have a sufficient supply of formulated drugs to conduct our pivotal trials of SentiKind, KIND-010 and KIND-012, as well as our currently planned toxicology studies. We also have identified multiple potential contract manufacturers to provide commercial supplies of the formulated drug product candidates if they are approved for marketing. We intend to secure contract manufacturers with established track records of quality product supply and significant experience with regulatory requirements of the FDA and the EMA.
For biologics, we intend to either establish our own manufacturing capabilities and/or collaborate with established manufacturers, as well as potentially other third parties who have novel manufacturing technologies that can potentially achieve substantial reductions in our cost of goods. The USDA regulates the manufacture of pet biologics under standards that are less stringent than those for human biologics, which may reduce the cost of goods of our biologic product candidates relative to human biologics.
While we and our contract manufacturers have historically been able to obtain supplies of the API for development of our small molecule product candidates, neither we nor our contract manufacturers have long-term supply agreements with the API manufacturers. We also have no agreements for commercial-scale supply of the API or manufacture of any of our product candidates. As a result, we and our contract manufacturers may be unable to procure API in a timely manner on commercially reasonable terms, or at all.

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
Large animal health companies include Merck Animal Health, the animal health division of Merck & Co., Inc.; Merial, the animal health division of Sanofi S.A.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; Novartis Animal Health, the animal health division of Novartis AG; Boehringer Ingelheim Animal Health, the animal health division of Boehringer Ingelheim GmbH; and Zoetis, Inc. We will also compete against several animal health companies in Europe, such as the Virbac Group, Ceva Animal Health and Dechra Pharmaceuticals PLC. We are also aware of several smaller early stage companies that are developing products for use in the pet therapeutics market, including Aratana Therapeutics, Inc., Nexvet Biopharma PLC, and Jaguar Animal Health.
At the product level, we will face competition for SentiKind (for pain) from Rimadyl, Deramaxx, Previcox, Equioxx and Metacam, as well as potentially from additional products in development. In addition, we may face competition from various products including additional products in development. Our products may also face competition from generic medicines and products approved for use in humans that are used extra-label for pets. Some of our other products also may face competition from their human generic equivalents in countries where such equivalents are available.
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
The DEA typically inspects a facility to review its security measures prior to issuing a registration. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II substances. Required security measures include background checks on employees and physical control of inventory through measures such as cages, surveillance cameras and inventory reconciliations. Records must be maintained for the handling of all controlled substances, and periodic reports must be made to the DEA, for example distribution reports for Schedule II controlled substances, Schedule III substances that are narcotics, and other designated substances. Reports must also be made for thefts or losses of any controlled substance, and to obtain authorization to destroy any controlled substance. In addition, special authorization and notification requirements apply to imports and exports.
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
Employees
As of December 31, 2014, we had 43 employees, including 20 employees with D.V.M., M.D. or Ph.D. degrees. Of our employees, 39 including Dr. Chin and Ms. Bevers are engaged in one or more aspects of our research and development activities. Dr. Chin and Ms. Bevers also are engaged in corporate and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements.
Corporate Information
We were incorporated on September 25, 2012 by our co-founder, Richard Chin, M.D., our President and Chief Executive Officer. Our principal executive offices are located at 1555 Bayshore Highway, Suite 200, Burlingame, California 94010, and our telephone number is (650) 701-7901. Our website address is www.kindredbio.com. The information contained in, or accessible through, our website should not be considered a part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information contained in or incorporated by reference into our other public filings with the Securities and Exchange Commission, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business
We have a limited operating history, are not profitable and may never become profitable.
We are a development stage biopharmaceutical company. Since our formation in September 2012, our operations have been limited to the identification of product candidates and research and development of our product candidates, including our lead product candidate, SentiKind. As a result, we have limited historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in emerging fields such as the pet therapeutics industry. We also have not generated any revenue to date, and continue to incur significant research and development and other expenses. As of December 31, 2014, we had an accumulated deficit of $31.5 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates and begin to commercialize them if they are approved by the Center for Veterinary Medicine branch of the U.S. Food and Drug Administration, or FDA, the U.S. Department of Agriculture, or USDA, or the European Medicines Agency, or EMA. Even if we succeed in developing and commercializing one or more product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.
We will have no material product revenue for the foreseeable future, and we may need to raise additional capital to achieve our goals.
Until, and unless, we receive approval from the FDA, USDA or EMA, as applicable, for one or more of our product candidates, we cannot market or sell our products in the United States or in the European Union, or EU, and will have no material product revenue. Currently, our only product candidate in a pivotal trial, also known as a field efficacy trial, is SentiKind. Our other current product candidates will require from three to five years of further development at a cost of an average of approximately $5 million per product candidate before we expect to be able to apply for marketing approval in the United States. We also are actively involved in identifying additional human therapeutics for development and commercialization as pet therapeutics, and will continue to expend substantial resources for the foreseeable future to develop our current product candidates and any other product candidates we may develop or acquire. These expenditures will include: costs of identifying additional potential product candidates; costs associated with drug formulation; costs associated with conducting pilot, pivotal, and toxicology studies; costs associated with completing other research and development activities; costs associated with payments to technology licensors and maintaining other intellectual property; costs of obtaining regulatory approvals; costs associated with establishing commercial manufacturing and supply capabilities; and costs associated with marketing and selling any of our products approved for sale. We also may incur unanticipated costs. Because the outcome of our development activities and commercialization efforts is inherently uncertain, the actual amounts necessary to successfully complete the development and commercialization of our current or future product candidates may be greater or less than we anticipate.
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
We are substantially dependent on the success of our lead product candidates, and cannot be certain that any of them will be approved for marketing or successfully commercialized even if approved.
We have no product approved for sale in any jurisdiction. Our current efforts are, and a substantial portion of our efforts over the foreseeable future will be, primarily focused on our lead product candidate, SentiKind, and on the progress of other product candidates that are in our pipeline. We discontinued the pivotal field study of our previous lead product candidate, CereKin, as a result of not meeting its primary endpoint. We also re-assessed our atopic dermatitis program and the atopic dermatitis market and decided to discontinue our AtoKin study in order to redirect our resources toward other programs in our portfolio. Accordingly, our near-term prospects, including our ability to generate material product revenue, obtain any new financing if needed to fund our business and operations, or enter into potential strategic transactions, will depend heavily on the successful development and commercialization of one or more of our lead candidates, which in turn will depend on a number of factors, including the following:

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

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will be successful in developing or commercializing one or more of our lead product candidates. If we are unsuccessful or are significantly delayed in developing and commercializing SentiKind or any of our other current or future product candidates, our business and prospects will be materially adversely affected and you may lose all or a portion of the value of your investment in our common stock.
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
The development and commercialization of pet therapeutics is highly competitive and our success depends on our ability to compete effectively with other products in the market. If our product candidates are approved, we expect to compete with animal health divisions of major pharmaceutical and biotechnology companies such as Merck Animal Health, Merial, Elanco, Bayer Animal Health, and Boehringer Ingelheim Animal Health, as well as specialty animal health medicines companies such as Zoetis and, in Europe, Virbac Group, Ceva Animal Health and Dechra Pharmaceuticals. Additionally, we are aware of several early-stage companies that are developing products for use in the pet therapeutics market, including Aratana Therapeutics Inc., Nexvet Biopharma PLC, and Jaguar Animal Health. We also expect to compete with academic institutions, governmental agencies and private organizations that are conducting research in the field of animal health medicines.
If approved, SentiKind will face competition from existing products approved for pain in dogs such as Rimadyl, Deramaxx, Previcox and Metacam. SentiKind will also compete against other pain drugs such as Recuvyra. Many of our product candidates also will face competition from various products approved for use in humans that are used extra-label in animals, and all of our products will face potential competition from new products in development. These and other potential competing products may benefit from greater brand recognition and brand loyalty than our product candidates may achieve.
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
The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of pet therapeutics are subject to extensive regulation. We are usually not permitted to market our products in the United States until we receive approval of an NADA from the FDA or a PLA from the USDA, or in the EU or in other EEA countries until we receive marketing approval from the EMA. To gain approval to market a pet therapeutic for a particular species, we must provide the FDA, the USDA and the EMA, as applicable, with efficacy data from pivotal trials that adequately demonstrate that our product candidates are safe and effective in the target species (e.g., dogs, cats or horses) for the intended indications. In addition, we must provide manufacturing data. For the FDA and EMA, we must provide data from toxicology studies, also called target animal safety studies, and in some cases environmental impact data. We are conducting the pivotal trial of SentiKind internally without significant outsourcing, but we rely on contract research organizations, or CROs, and other third parties to conduct our toxicology studies and for certain other development activities. The results of toxicology studies and other initial development activities, and of any previous studies in humans or animals conducted by us or third parties, may not be predictive of future results of pivotal trials or other future studies, and failure can occur at any time during the conduct of pivotal trials and other development activities by us or our CROs. Our pivotal trial may fail to show the desired safety or efficacy of our product candidates despite promising initial data or the results in previous human or animal studies conducted by others, and success of a product candidate in prior animal studies, or in the treatment of human beings, does not ensure success in subsequent studies. Clinical trials in humans and pivotal trials in animals sometimes fail to show a benefit even for drugs that are effective, because of statistical limitations in the design of the trials or other statistical anomalies. Therefore, even if our studies and other development activities are completed as planned, the results may not be sufficient to obtain regulatory approval for our product candidates.
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
We may conduct pivotal trials under Protocol Concurrences with the FDA. A Protocol Concurrence in animal drug development is analogous to a Special Protocol Assessment in human drug development, and means that the FDA agrees that the design and analyses proposed in a protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied and will not change its view of these matters, unless public or animal health concerns arise that were not recognized at the time of protocol concurrence or we change the protocol. Even under a Protocol Concurrence, approval of an NADA by the FDA is not guaranteed, because a final determination that the agreed-upon protocol satisfies a specific objective, such as the demonstration of efficacy, or supports an approval decision, will be based on a complete review of all the data submitted to the FDA. We do not have a Protocol Concurrence from the FDA for SentiKind, and the results from the pivotal study may not be acceptable to the FDA for the proposed indication.
Development of pet therapeutics is inherently expensive, time-consuming and uncertain, and any delay or discontinuance of our current or future pivotal trials would significantly harm our business and prospects.
Development of pet therapeutics remains an inherently lengthy, expensive and uncertain process, and there is no assurance that our development activities will be successful. We do not know whether our current pivotal trial of SentiKind, or of our other current or future product candidates, will begin or conclude on time, and they may be delayed or discontinued for a variety of reasons, including if we are unable to:

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
We currently plan to conduct our own pivotal trials, including our current pivotal trial of SentiKind, but we rely upon CROs to conduct our toxicology studies and for other development activities. We also may rely on CROs in the future to conduct one or more pivotal trials. These CROs are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs or manage the risks associated with their activities on our behalf. We are responsible to regulatory authorities for ensuring that each of our studies is conducted in accordance with the development plans and trial protocols, and any failure by our CROs to do so may adversely affect our ability to obtain regulatory approvals, subject us to penalties, or harm our credibility with regulators. The FDA and foreign regulatory authorities also require us and our CROs to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, or good laboratory practices, or GLPs, for conducting, monitoring, recording and reporting the results of our studies to ensure that the data and results are scientifically credible and accurate.
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
The active ingredient in SentiKind, has been associated with rare idiosyncratic liver adverse reactions. The EMA has conducted a review of the drug and has determined that the risk-benefit profile in humans justifies its use in short-term indications, but not in long-term indications. We intend to develop SentiKind initially for short-term treatment of post-operative pain, but we may be not able to rule out a potential liver adverse effect until well after the launch of the drug. Any safety or efficacy concerns, or recalls, withdrawals or suspensions of sales of our products or other pet therapeutics, or of their human equivalents, could harm our reputation, in particular, or pet therapeutics, generally, and materially, adversely affect our business and prospects or the potential growth of the pet therapeutics industry, regardless of whether such concerns or actions are justified.
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
Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We are highly dependent upon our senior management, particularly Richard Chin, M.D., our President and Chief Executive Officer, Denise Bevers, our Chief Operating Officer, Stephen Sundlof, D.V.M., Ph.D., our Chief Scientific Officer and Executive Vice President of Regulatory Affairs and Quality, and Wendy Wee, our Vice President of Finance and Chief Accounting Officer. The loss of services of any of our key personnel could adversely affect our ability to successfully develop our current or future product pipeline and commercialize our product candidates. Although we have entered into employment agreements with these key members of senior management, such agreements generally do not prohibit them from leaving our employ at any time. We currently do not maintain “key man” life insurance on any of our senior management team. The loss of Dr. Chin or other members of our current senior management could adversely affect the timing or outcomes of our current and planned studies, as well as longer-term prospects for commercializing our product candidates.
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
There are no established sources of the active ingredients in our biologic product candidates, so we or our collaborators will be required to develop the manufacturing process, perform validation and in some cases establish new facilities to manufacture pet biologics. Manufacturing of pet biologics, apart from vaccines, is a relatively new field in which unanticipated difficulties or challenges could arise. Small changes in the manufacturing process can have significant impact on product quality, consistency and yield. Manufacturing biologics, especially in large quantities, is complex and may require the use of innovative technologies that we may need to develop ourselves or in conjunction with third-party collaborators. Such manufacturing requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also usually costly to manufacture, because production usually requires the use of living organisms. Factors such as these may make it more technically challenging, time-consuming and expensive than we anticipate to manufacture biologics. Animal antibodies also must be manufactured at a sufficiently low cost that they are economically viable for us and for our customers.We are considering building a manufacturing plant for biologics manufacturing. There may be unanticipated issues in the construction of the plant, including cost overruns, timeline delays, and other technical or regulatory issues. In addition, if we build a manufacturing plant and it is not utilized to full capacity, it may result in increased annual costs and increase in cost of goods. There is no assurance that we will be able to manufacture biologics at an economical cost, if at all.
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
As of December 31, 2014, we had forty-three employees, and our management systems currently in place may not be adequate to support our future growth, if any. Our ability to manage our growth effectively will require us to hire, train, retain, manage and motivate additional employees and to implement and improve our operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. If we fail to expand and enhance our operational, financial and management systems in conjunction with our potential future growth, it could have a material adverse effect on our business, financial condition and results of operations.
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
We may acquire other businesses or form joint ventures that may be unsuccessful and could adversely dilute your ownership of our company.
As part of our business strategy, we may pursue acquisitions of other complementary assets and businesses and may also pursue strategic alliances. Our company has no experience in acquiring other assets or businesses and has limited experience in forming such alliances. We may not be able to successfully integrate any acquisitions into our existing business, and we could assume unknown or contingent liabilities or become subject to possible stockholder claims in connection with any related-party or third-party acquisitions or other transactions. We also could experience adverse effects on our reported results of operations from acquisition-related charges, amortization of acquired technology and other intangibles and impairment charges relating to write-offs of goodwill and other intangible assets from time to time following an acquisition. Integration of an acquired company requires management resources that otherwise would be available for ongoing development of our existing business. We may not realize the anticipated benefits of any acquisition, technology license or strategic alliance.
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
In so far as our business strategy is to develop successful human drugs and biologics for veterinary use, our ability to obtain a proprietary intellectual property position for our products is uncertain. We do not have any issued patents for our lead product candidates at this time. However, we have filed patent applications covering various aspects of our drug and biological candidates in animals. Our patent applications may never result in the issuance of patents, and/or patents issued to us may be dominated by the patents of third parties, including, for example, patents issued to analogous human drug or biological compositions and their usages. Furthermore, even if they are unchallenged by third parties, our patents, if issued, may not adequately protect our intellectual property or prevent others from designing around their claims. In order to commercialize our drug and biological candidates in one or more species, we could be required to enter into third party licenses or, if a license is not available on terms that we consider reasonable, we could be required to cease development or commercialization of one or more of our drug or biologic products or product candidates. Thus, if we cannot obtain ownership of issued patents covering our product candidates, our business and prospects would be adversely affected.
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
Although we have filed a trademark application for our company name and for certain of our product candidates in the United States, our applications have not been granted and the corresponding marks have not been registered in the United States. We have not filed for these or other trademarks in any other countries. During trademark registration proceedings, we may receive rejections. If so, we will have an opportunity to respond, but we may be unable to overcome such rejections. In addition, USPTO and comparable agencies in many foreign jurisdictions may permit third parties to oppose pending trademark applications and to seek to cancel registered trademarks. If opposition or cancellation proceedings are filed against any of our trademark applications or any registered trademarks, our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA or the USDA, regardless of whether we have registered or applied to register as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or the USDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA or USDA.
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
Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. Since our initial public offering in December 2013, the trading price of our common stock has ranged from a low of $5.98 to a high of $26.99. The trading price may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed previously in this “Risk Factors” section of this Annual Report on Form 10-K and others, such as:

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
If securities or industry analysts do not publish research or reports about our company, or if they issue adverse or misleading opinions regarding us or our stock, our stock price and trading volume could decline.
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
As of December 31, 2014 our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own in the aggregate approximately 50.2% of our outstanding shares of common stock, excluding shares they may acquire upon exercise of stock options they hold. As a result of their stock ownership, these stockholders may have the ability to influence our management and policies, and will be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and the listing standards of the NASDAQ Stock Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations of our internal control over financial reporting that we are required to include in our periodic reports that we file with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Stock Market.
Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the price of our common stock. So long as we remain an emerging growth company, we will not be required to obtain an attestation report from our independent registered public accounting firm regarding our internal control over financial reporting, which might make it more difficult for us to identify weaknesses in our internal control over financial reporting.
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company” (i) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (iii) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iv) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can delay its adoption of any new or revised accounting standards, but we have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
We may remain an “emerging growth company” until as late as December 31, 2018 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering), though we may cease to be an “emerging growth company” earlier under certain circumstances, including (i) if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, in which case we would cease to be an “emerging growth company” as of the following December 31, or (ii) if our gross revenue exceeds $1 billion in any fiscal year.
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
Our corporate headquarters are located in Burlingame, California. In April 2014, we entered into new non-cancelable operating leases for 2,145 square feet of laboratory space and 6,900 square feet of office space through November 2017. In January 2015, we amended our original operating lease for laboratory space to expand the facility with an additional 2,431 square feet of laboratory space through November 2017.

ITEM 3.	LEGAL PROCEEDINGS.
We are not currently a party to any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Since December 12, 2013, our common stock has been traded on The NASDAQ Capital Market under the symbol “KIN.” Prior to December 12, 2013, there was no public trading market for our common stock. The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported on The NASDAQ Capital Market:

	High	Low
Fiscal Year 2014:
Quarter ended March 31, 2014	$26.99	$9.99
Quarter ended June 30, 2014	$21.31	$13.93
Quarter ended September 30, 2014	$19.70	$9.25
Quarter ended December 31, 2014	$10.07	$5.98

Fiscal Year 2013:
December 12, 2013 through December 31, 2013	$14.06	$8.75

Common Stock Information
As of March 9, 2015, there were 19,724,482 outstanding shares of our common stock outstanding held of record by approximately 30 holders.
Dividends
We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2014 regarding securities authorized for issuance under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders: 2012 Equity Incentive Plan	2,329,415	$7.60	1,571,298

Equity compensation plans not approved by stockholders	—	—	—
Total	2,329,415	$7.60	1,571,298

Stock Performance Graph
The following line graph presentation compares cumulative total stockholder returns of Kindred Biosciences, Inc. with The NASDAQ Stock Market Index and The NASDAQ Biotechnology Index (the “Peer Index”) for the period from December 12, 2013 (the date that our common stock commenced trading on the NASDAQ Capital Market) to December 31, 2014. The graph and table assume that $100 was invested in each of our common stock, The NASDAQ Stock Market Index and the Peer Index on December 12, 2013, and that all dividends were reinvested. The returns shown are based on historical results and are not intended to suggest future performance. The graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings of under the Securities Act of 1933, as amended, or the Exchange Act.

	12/12/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Kindred Biosciences, Inc.	100.00	93.47	155.06	155.98	77.41	62.34
NASDAQ Composite-Total Returns	100.00	104.50	105.36	110.96	113.44	119.91
NASDAQ Biotechnology Index	100.00	105.15	109.61	119.35	127.10	141.32

Recent Sales of Securities
On December 12, 2013, our registration statement on Form S-1 (File No. 333-192242) was declared effective by the SEC for our initial public offering pursuant to which we sold an aggregate of 8,625,000 shares of our common stock at a price to the public of $7.00 per share.

We received net proceeds in the offering of approximately $54,871,471 after deduction of underwriting commissions and offering expenses of $5,503,529.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 12, 2013 pursuant to SEC Rule 424(b). BMO Capital Markets Corp. and Guggenheim Securities, LLC acted as managing underwriters of the offering.

During the fiscal year ended December 31, 2014, we did not sell any securities that were not registered under the Securities Act.

Repurchase of Shares
We did not repurchase any of our shares of capital stock during the fiscal year ended December 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA.
The following selected historical information as of December 31, 2014 and 2013 and for the fiscal years ended December 31, 2014 and 2013 and for the period from September 25, 2012 (Inception) through December 31, 2012, has been derived from the audited financial statements of Kindred Biosciences and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and

Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The selected historical information set forth below at December 31, 2012 is derived from our audited financial statements that are contained in reports previously filed with the SEC, not included herein. The historical results are not necessarily indicative of the results of operations to be expected in the future.

(In thousands, except per share amounts)	Years ended December 31,
	2014	2013	2012
Statement of Operations and Comprehensive Loss Data:
Operating expenses:
Research and development	$18,694	$3,140	$75
General and administrative	8,539	1,079	45
Total operating expenses	27,233	4,219	120

Loss from operations	(27,233)	(4,219)	(120)
Interest and other income, net	94	6	—
Net loss	(27,139)	(4,213)	(120)
Change in unrealized losses on investments	(27)	—	—
Comprehensive loss	$(27,166)	$(4,213)	$(120)

Net loss per share, basic and diluted (1)	$(1.44)	$(1.13)	$(0.06)

Weighted average common shares outstanding, basic and diluted	18,782	3,732	2,113

(In thousands)	As of December 31,
	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$12,969	$65,329	$938
Short-term investments	88,058	—	—
Working capital	98,652	63,267	868
Total assets	101,920	65,489	938
Total liabilities	2,896	2,210	70
Convertible preferred stock	—	—	987
Accumulated deficit	(31,472)	(4,333)	(120)
Total stockholders' equity (deficit)	99,024	63,279	(120)

(1)    See Note 13 of the notes to financial statements included elsewhere in this annual report for an explanation of the method used to calculate the basic and diluted net loss per share attributable to common stockholders and the number of shares used in the computation of the per share amounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis are set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Annual Report.
Our reference to the year 2012 is defined as the period from September 25, 2012 (inception) to December 31, 2012.
Overview
We are an early stage biopharmaceutical company focused on saving and improving the lives of pets. Our mission is to bring to our pets the same kinds of safe and effective medicines that our human family members enjoy. Our core strategy is to identify compounds and targets that have already demonstrated safety and efficacy in humans and to develop therapeutics based on these validated compounds and targets for pets, primarily dogs, cats and horses. We believe this approach will lead to shorter development times and higher approval rates than pursuing new, non-validated compounds and targets. We have one product candidate that is currently in a pivotal field efficacy trial, or pivotal trial. In addition, we have multiple other product candidates, including several biologics, in various stages of development. We believe there are significant unmet medical needs for pets, and that the pet therapeutics segment of the animal health industry is likely to grow substantially as new therapeutics are identified, developed and marketed specifically for pets.

In 2014, we initiated a pivotal trial of SentiKind (flupirtine), our lead product candidate, for the treatment of post-operative pain in dogs, post-operative pain in cats, and osteoarthritis in dogs. The SentiKind pivotal study in dogs for postoperative pain is actively enrolling patients and we expect topline results in second half of 2015. In addition, we have advanced several other products. We have completed a PK study of extended-release SentiKind for postoperative pain in cats. We are conducting pilot studies for KIND-010 for management of weight loss in cats and KIND-012 for fever in horses and, if positive, we anticipate initiating pivotal studies for both molecules in 2015. Significant progress has been made in the biologics program, including erythropoietin for cats with anemia and checkpoint inhibitor programs for dogs.

In August 2013, we initiated the pivotal trial for CereKin for the treatment of osteoarthritis pain and inflammation in dogs, and we initiated the pivotal trial for AtoKin in February 2014 for the treatment of atopic dermatitis in dogs. In August 2014, we announced that our pivotal field study of CereKin in dogs did not meet its primary endpoint. We do not plan to further pursue CereKin for osteoarthritis in dogs. We also re-assessed our atopic dermatitis program and the atopic dermatitis market and in December 2014 decided to discontinue our AtoKin study in order to redirect our resources toward other programs in our portfolio.
Our pivotal trials may be conducted under Protocol Concurrences granted by the FDA, while other studies, such as SentiKind for postoperative pain in dogs, are performed without a Protocol Concurrence.  Protocol Concurrences are not required, but where they are granted by the FDA, they demonstrate that the FDA agrees that the design and analyses proposed in a protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied.  Although  the FDA’s Center for Veterinary Medicine, or the CVM,  has not concurred with our proposed SentiKind protocol, we have modified the SentiKind pivotal trial protocol in accordance with comments provided by the CVM on our Protocol

Concurrence request and have proceeded with the trial without obtaining a formal FDA Protocol Concurrence. Nonetheless, CVM may not accept the pivotal study.

In addition to the product candidates discussed above, we are in the early stages of development for multiple additional indications, with the potential to attain approval for two or more products annually for several years. We plan to commercialize our products in the United States through a direct sales force complemented by selected distributor relationships, and in the EU through distributors and other third parties. Because we seek to identify product candidates that are not protected by third-party patents, we typically do not need to obtain licenses or make any upfront, milestone or royalty payments in connection with our product candidates.

We are an early stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred cumulative net losses of $31,472,000 through December 31, 2014. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.
Historically, our funding has been a combination of private and public offerings, most recently our initial public offering in December 2013 provided us with net proceeds of $54,871,000 and a follow-on public offering in April 2014 provided us with net proceeds of $58,065,000 after deducting underwriting discounts and commissions of $3,726,000 and other offering expenses of approximately $309,000. As of December 31, 2014, we had cash, cash equivalents and short-term investments of $101,027,000.

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

We are currently pursuing over 20 indications. We typically use our employee and infrastructure resources across multiple development programs. We track outsourced development costs by development compound but do not allocate personnel or other internal costs related to development to specific programs or development compounds.
General and Administrative Expense
General and administrative expense consists primarily of personnel costs, including salaries, related benefits and stock-based compensation for employees, consultants and directors. General and administrative expenses also include rent and other facilities costs, professional and consulting fees for legal, accounting, tax services, costs associated with being a public company and other general business services.
Income Taxes
As of December 31, 2014, we had net operating loss carryforwards for federal and state income tax purposes of $25,680,000 and $25,494,000, respectively, which will begin to expire in fiscal year 2032. Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards. Our management concluded that, due to the uncertainty of realizing any tax benefits as of December 31, 2014, a valuation allowance was necessary to fully offset our deferred tax assets.
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
We are currently relying on other exemptions and reduced reporting requirements provided by the JOBS Act which state, among other things, that we are not required to (i) provide an auditor’s attestation report on our system of internal control over financial reporting or (ii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements. These exemptions will apply for a period of five years following the completion of our initial public offering or until we no longer meet the requirements of being an “emerging growth company,” whichever is earlier.

Fair Value Measurements

We invest our excess cash in money market funds, cash deposits and debt instruments of the U.S. government agency securities. In the current market environment, the assessment of the fair value of the debt securities can be difficult and subjective. Accounting Standards Codification, or ASC, 820, “Fair Value Measurements and Disclosure" standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1	Quoted prices in active markets for identical assets or liabilities;
Level 2
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

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
The fair value of each stock-based award is estimated using the Black-Scholes option-pricing model. Due to insufficient company-specific historical and implied stock price volatility information, we estimate our expected stock price volatility based on the historical volatility of publicly-traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our common stock price. The expected terms of our awards have been determined utilizing the “simplified” method, since our historical experience for option grants is not relevant to our expectations for recent grants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero, based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. See Note 9 in Notes to Financial Statements for further information.
Results of Operations
The following table summarizes the results of our operations for the periods indicated:

(In thousands, except per share amounts)	Years Ended December 31,
	2014	2013	2012
Operating expenses:
Research and development	$18,694	$3,140	75
General and administrative	8,539	1,079	45
Total operating expenses	27,233	4,219	120

Loss from operations	(27,233)	(4,219)	(120)
Interest and other income, net	94	6	—
Net loss	(27,139)	(4,213)	(120)
Change in unrealized losses on investments	(27)	—	—
Comprehensive loss	$(27,166)	$(4,213)	$(120)

Net loss per share attributable to common stockholders, basic and diluted	$(1.44)	$(1.13)	$(0.06)

Weighted-average common shares outstanding, basic and diluted	18,782	3,732	2,113

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

Research and development expense was as follows for the periods indicated:

(In thousands)	Years ended December 31,
	2014	2013	2012
Payroll and related	$5,208	$950	$51
Consulting	1,758	236	13
Field trial costs, including materials	9,035	1,031	5
Stock-based compensation	1,453	827	—
Other	1,240	96	6
	$18,694	$3,140	$75

During the year ended December 31, 2014, research and development expense related primarily to advancing the development of our lead product candidates. During these periods we completed a Target Animal Safety Study as well as the CereKin field trial and in August 2014 announced that the CereKin trial did not meet its primary endpoint. We initiated our field trials for Atokin and SentiKind and sourced the manufacture of material necessary for regulatory approval. We also initiated additional manufacturing work in preparation for commercialization of our first product candidates. In December 2014, we re-assessed our atopic dermatitis program and the atopic dermatitis market and decided to discontinue our AtoKin study in order to redirect our resources toward other programs in our portfolio. We continue to advance additional product candidates in our small molecule programs as well as continue to advance our biologics program by building an in-house team to focus on setting-up a manufacturing process for our potential biologic candidates.

Research and development expenses for the year ended December 31, 2014, increased by 495% to $18.7 million compared with $3.1 million for the same period in 2013. The increase of $15.6 million in expenses was primarily driven by the increase in outsourced field trial and material costs for SentiKind (several indications), AtoKin, and CereKin of $3.3 million, $1.9 million and $1.5 million, respectively, and $1.4 million for our other product development programs. In addition, research and development expenses also increased by $4.3 million due to payroll and related expenses, $1.5 million in consulting expense and by $0.6 million related to stock-based compensation expense. Outsourced research and development expenses related to our SentiKind, CereKin, AtoKin and other product development programs for the year ended December 31, 2014 were $3.3 million, $2.3 million, $1.9 million and $1.5 million, respectively.

Research and development expense in 2013 primarily related to advancing the development of our lead product candidates. During this period we developed the protocols for CereKin and AtoKin, received Protocol Concurrences from the FDA for both compounds and increased our staffing to support the planning for initiation of the pivotal trials of CereKin and AtoKin. Outsourced research and development expenses related to our CereKin and AtoKin product development programs for the year ended December 31, 2013 were $0.9 million and $91,000, respectively.

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

General and Administrative Expense
The composition of general and administrative expense was as follows for the periods indicated:

(In thousands)	Years ended December 31,
	2014	2013	2012
Payroll and related	$1,693	$538	$36
Consulting, professional and legal fees	2,310	295	—
Stock-based compensation	2,969	95	—
Other	1,567	151	9
	$8,539	$1,079	$45

The increase in general and administrative expenses of 691%, or $7.5 million in 2014, compared to the same period in 2013, was primarily due to $2.9 million in stock-based compensation expense, $2.0 million in professional and legal services and consulting fees for accounting and tax services, $1.2 million related to headcount increases and $1.4 million other general business services as we operate as a public company.

For the year ended December 31, 2013, general and administrative expense related primarily to additional financing activities, salaries, rent and other facilities costs, professional services and consulting fees for legal, accounting and tax services and other general business services.
We expect general and administrative expense to increase significantly as we operate as a public company and continue to build our corporate infrastructure.
Interest income

(In thousands)	Years ended December 31,
	2014	2013	2012
Interest and other income, net	$94	$6	$—
The increase of approximately $88,000 in 2014 compared to the same period in 2013 was due an increase in investment income resulting from higher investment cash balances as a result of our follow-on public offering of common stock in April 2014.

Liquidity and Capital Resources
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in September 2012 through December 31, 2014. As of December 31, 2014, we had an accumulated deficit of $31.5 million. During the year ended December 31, 2013, we raised approximately $66.0 million, net of offering costs, primarily in connection with our initial public offering and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering). On April 8, 2014, we completed a follow-on public offering of common stock, resulting in net proceeds of approximately $58.1 million. As of December 31, 2014, we had cash, cash equivalents and short-term investments of approximately $101.0 million. We believe that our cash, cash equivalents and short-term investments balances as of December 31, 2014, are sufficient to fund our planned operations for at least the next 24 months.

Cash Flows
The following table shows a summary of our cash flows for the periods set forth below:

(In thousands)	Years ended December 31,
	2014	2013	2012
Cash flows used in operating activities	$(21,934)	$(1,573)	$(62)
Cash flows used in investing activities	$(88,612)	$(15)	$—
Cash flows provided by financing activities	$58,186	$65,979	$1,000
Net cash used in operating activities
During the year ended December 31, 2014, net cash used in operating activities was $21.9 million. Net cash used in operating activities primarily resulted from our net loss of $27.1 million, partially offset by non-cash, stock-based compensation of $4.4 million and changes in operating assets and liabilities of $0.6 million.
During the year ended December 31, 2013, net cash used in operating activities was $1.6 million. Net cash used in operating activities primarily resulted from our net loss of $4.2 million, partially offset by non-cash, stock-based compensation of $0.9 million and changes in operating assets and liabilities of $1.7 million.
Net cash used in investing activities
During the year ended December 31, 2014, net cash used in investing activities was $88.6 million, which resulted from $145.2 million related to the purchase of marketable securities and $440,000 related to purchases of property and equipment, partially offset by proceeds from sales and maturities of marketable securities of $57.0 million.

During the year ended December 31, 2013, net cash used in investing activities was $15,000, which related to purchases of property and equipment.
Net cash provided by financing activities
During the year ended December 31, 2014, net cash provided by financing activities consisted of $58.1 million of net proceeds from a follow-on public offering and $121,000 from the exercise of stock options.

During the year ended December 31, 2013, net cash provided by financing activities was $66.0 million which consisted primarily of proceeds from private placements of our Series A-1 and Series A-1A convertible preferred stock and the net proceeds of $54.9 million from our initial public offering in December 2013.
Future Funding Requirements
We anticipate that we will continue to incur losses for the next several years due to expenses relating to:

•	pivotal trials of our product candidates;

•	toxicology studies for our product candidates;

•	biologics manufacturing; and

•	commercialization of one or more of our product candidates, if approved.

We believe our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating plan through the anticipated approval and launch of our lead product candidate SentiKind.

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

Our future capital requirements depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching and developing our current or future product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;

•	the number and characteristics of the product candidates we pursue;

•	the cost of manufacturing our current and future product candidates and any products we successfully commercialize, including cost of building internal biologics manufacturing capacity;

•	the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Contractual Obligations

In April 2014, we entered into noncancelable operating leases for laboratory space and office space under which we are obligated to make minimum lease payments totaling $711,000 through November 2017, the timing of which is described in more detail in the notes to the condensed financial statements. In addition, we have two leases for equipment under which we are obligated to make minimum lease payments totaling $33,000 through 2018.

In March 2014, we entered into a license agreement under which we made an up-front payment and were obligated to make annual payments and, subject to certain terms and conditions, milestone payments upon achievement of development milestones and a royalty based on sales of products developed under the agreement. In January 2015, we terminated this agreement.

Off-Balance Sheet Arrangements
Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.
Recently Issued Accounting Pronouncements
On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10, "Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation", which eliminates the concept of a development-stage entity (DSE) in its entirety from current accounting guidance. A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenues generated from that business. Under current guidance, DSEs are required to present inception-to-date financial information in their annual statements. We determined we were a DSE and had therefore presented inception-to-date financial information financial statements. As permitted by ASU

2014-10, we have elected to early adopt this standard, and therefore, we have not presented any inception to date financial information and we have removed all references to development stage in these financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

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

We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our short-term investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of December 31, 2014, our cash equivalents and short-term investments are invested in money market funds, U.S. treasury bills and U.S. treasury bonds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.

We do not currently have exposure to foreign currency risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements appear commencing on page F-1 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer who is also acting as Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report on Form 10-K, management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer (the “Certifying Officer), evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Certifying Officer has concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer who is also acting as Interim Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2014.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies under the JOBS Act.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Our financial statements and related notes thereto are listed and included in this Annual Report on Form 10-K beginning on page F-1. The following exhibits are filed with, or are incorporated by reference into, this Annual Report:

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Kindred Biosciences, Inc.(1)

3.2	Amended and Restated Bylaws of Kindred Biosciences, Inc.(1)

4.1	Specimen Common Stock Certificate of Kindred Biosciences, Inc. (2)

10.1	Kindred Biosciences, Inc. 2012 Equity Incentive Plan (3)†

10.2	Form of Stock Option Agreement under 2012 Equity Incentive Plan†

10.3	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan (5)†

10.4	Kindred Biosciences, Inc. 2014 Employee Stock Purchase Plan (6)†

10.5	Employment Agreement dated September 1, 2013 between Kindred Biosciences, Inc. and Richard Chin, M.D. (3)†

10.6	Amendment No. 2, dated November 11, 2013, to Employment Agreement between Kindred Biosciences, Inc. and Richard Chin, M.D. (4)†

10.7	Employment Agreement dated June 30, 2013 between Kindred Biosciences, Inc. and Stephen Sundlof, D.V.M., Ph.D (3)†

10.8	Employment Agreement dated June 20, 2013 between Kindred Biosciences, Inc. and Denise Bevers (4)

10.9	Amendment No. 1 dated November 11, 2013 to Employment Agreement dated June 20, 2013 between Kindred Biosciences, Inc. and Denise Bevers (3)†

10.10	Form of Indemnification Agreement between Kindred Biosciences, Inc. and each of its directors and executive officers (4)†

10.11	Office Lease Agreement by and between Kindred Biosciences, Inc. and Oritz Corporation dated May 27, 2014.

23.1	Consent of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensatory plan or arrangement.

(1)	Previously filed on December 17, 2013 as an exhibit to Registrant’s Report on Form 8-K and incorporated herein by reference.

(2)	Previously filed on December 2, 2013 as an exhibit to Registrant’s Amendment No. 4 to Registration Statement on Form S‑1 (File No. 333‑192242) and incorporated herein by reference.

(3)	Previously filed on November 8, 2013 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-192242) and incorporated herein by reference.

(4)	Previously filed on November 13, 2013 as an exhibit to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-192242) and incorporated herein by reference.
(5) Previously filed on May 14, 2014 as an exhibit to Registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.
(6) Previously filed on October 14, 2014 as an appendix to Registrant’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.

++
These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDRED BIOSCIENCES, INC.

Date: March 13, 2015	By:	/s/ Richard Chin, M.D.
Richard Chin, M.D.
President and Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Chin, M.D.	President, Chief Executive Officer and Director	March 13, 2015
Richard Chin, M.D.	(Principal Executive Officer and Interim Chief Financial Officer)

/s/ Ernest Mario	Director	March 13, 2015
Ernest Mario

/s/ Ervin Veszprémi	Director	March 13, 2015
Ervin Veszprémi

/s/ Raymond Townsend	Director	March 13, 2015
Raymond Townsend

Index to Financial Statements

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2014 and 2013	F-3

Statements of Operations and Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012	F-4

Statement of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit) for the period from September 25, 2012 (inception) through December 31, 2014	F-5

Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	F-7

Notes to Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Kindred Biosciences, Inc.

We have audited the accompanying balance sheets of Kindred Biosciences, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years ended December 31, 2014 and 2013 and for the period from September 25, 2012 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kindred Biosciences, Inc. as of December 31, 2014 and 2013, and the results of its operations and comprehensive loss and its cash flows for the years ended December 31, 2014 and 2013 and for the period from September 25, 2012 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
March 13, 2015

Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$12,969	$65,329
Short-term investments	88,058	—
Prepaid expenses and other	477	148
Total current assets	101,504	65,477
Property and equipment, net	394	12
Other assets	22	—
Total assets	$101,920	$65,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$420	$689
Accrued compensation	1,457	635
Accrued liabilities	975	886
Total current liabilities	2,852	2,210
Long-term liability	44	—
Total liabilities	2,896	2,210

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock; $0.0001 par value; 100,000,000 shares authorized; 19,724,482 shares and 16,214,620 shares issued and outstanding at December 31, 2014 and 2013, respectively	2	2
Additional paid-in capital	130,521	67,610
Accumulated other comprehensive loss	(27)	—
Accumulated deficit	(31,472)	(4,333)
Total stockholders’ equity	99,024	63,279
Total liabilities and stockholders’ equity	$101,920	$65,489

The accompanying notes are integral part of these financial statements.

Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Operating expenses:
Research and development	$18,694	$3,140	$75
General and administrative	8,539	1,079	45
Total operating expenses	27,233	4,219	120

Loss from operations	(27,233)	(4,219)	(120)
Interest and other income, net	94	6	—
Net loss	(27,139)	(4,213)	(120)
Change in unrealized losses on investments	(27)	—	—
Comprehensive loss	$(27,166)	$(4,213)	$(120)

Net loss per share, basic and diluted	$(1.44)	$(1.13)	$(0.06)

Weighted average common shares outstanding, basic and diluted	18,782	3,732	2,113

The accompanying notes are integral part of these financial statements.

Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands)

	Series AA Preferred Stock		Series A-1 Preferred Stock		Series A-1A Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 25, 2012	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of Series AA convertible preferred stock, net of offering costs of $13	990	977	—	—	—	—	—	—	—	—	—	—
Exchange of note payable for Series AA convertible preferred stock	10	10	—	—	—	—	—	—	—	—	—	—
Issuance of common stock to co-founder	—	—	—	—	—	—	3,000	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(120)	(120)
Balance at December 31, 2012	1,000	987	—	—	—	—	3,000	—	—	—	(120)	(120)
Issuance of Series AA convertible preferred stock for offering costs	15	15	—	—	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred stock, net of offering costs of $22	—	—	1,850	5,843	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred stock for services	—	—	10	32	—	—	—	—	—	—	—	—
Issuance of Series A-1A convertible preferred stock, net of offering costs of $88	—	—	—	—	1,650	5,144	—	—	—	—	—	—
Issuance of Series A-1A convertible preferred stock for services	—	—	—	—	25	78	—	—	—	—	—	—
Issuance of common stock for services	—	—	—	—	—	—	5	—	12	—	—	12
Exercise of common stock options	—	—	—	—	—	—	34	—	11	—	—	11
Issuance of common stock at initial public offering, net of offering costs of $5,504	—	—	—	—	—	—	8,625	1	54,871	—	—	54,872
Conversion of Series AA, A-1 and A-1A preferred stock to common stock in connection with initial public offering	(1,015)	(1,002)	(1,860)	(5,875)	(1,675)	(5,222)	4,550	1	12,098	—	—	12,099
Stock-based compensation	—	—	—	—	—	—	—	—	618	—	—	618
Net loss	—	—	—	—	—	—	—	—	—	—	(4,213)	(4,213)
Balance at December 31, 2013	—	—	—	—	—	—	16,214	2	67,610	—	(4,333)	63,279
Comprehensive loss
Net loss	—	—	—	—	—	—	—	—	—	—	(27,139)	(27,139)
Change in unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	—	(27)	—	(27)
Total comprehensive loss												(27,166)
Stock-based compensation	—	—	—	—	—	—	—	—	4,725	—	—	4,725

Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands) (continued)

	Series AA Preferred Stock		Series A-1 Preferred Stock		Series A-1A Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock at secondary public offering, net of offering costs of $4,035	—	—	—	—	—	—	3,450	—	58,065	—	—	58,065
Exercise of common stock options	—	—	—	—	—	—	56	—	121	—	—	121
Vesting of restricted stock	—	—	—	—	—	—	4	—	—	—	—	—
Balance at December 31, 2014	—	$—	—	$—	—	$—	19,724	$2	$130,521	$(27)	$(31,472)	$99,024

The accompanying notes are integral part of these financial statements.

Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net loss	$(27,139)	$(4,213)	$(120)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,422	922	11
Depreciation and amortization expense	58	3	—
Amortization of premium on marketable securities	87	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other	(329)	(147)	—
Other assets	(22)	—	—
Accounts payable	(269)	683	6
Due to related party	—	(5)	5
Accrued liabilities and accrued compensation	1,258	1,184	36
Net cash used in operating activities	(21,934)	(1,573)	(62)

Cash Flows from Investing Activities
Purchases of short-term investments	(145,172)	—	—
Sale of short-term investments	9,000	—	—
Maturities of short-term investments	48,000	—	—
Purchase of property and equipment	(440)	(15)	—
Net cash used in investing activities	(88,612)	(15)	—

Cash Flows from Financing Activities
Exercise of stock options	121	11	—
Proceeds from issuance of Series AA convertible preferred stock	—	—	990
Proceeds from issuance of Series A-1 convertible preferred stock	—	5,865	—
Proceeds from issuance of Series A-1A convertible preferred stock	—	5,232	—
Net proceeds from initial public offering	—	54,871	—
Net proceeds from follow-on public offering	58,065	—	—
Proceeds from note payable to related party	—	—	10
Net cash provided by financing activities	58,186	65,979	1,000
Net change in cash and cash equivalents	(52,360)	64,391	938
Cash and cash equivalents at beginning of period	65,329	938	—
Cash and cash equivalents at end of period	$12,969	$65,329	$938

Statements of Cash Flows
(In thousands) (continued)

	Years Ended December 31,
Supplemental disclosure of non-cash financing activities:	2014	2013	2012
Conversion of note payable into Series AA convertible preferred stock	$—	$—	$10
Offering costs in connection with Series AA convertible preferred stock recorded in accrued expenses	$—	$—	$13
Issuance of common stock and stock options for accrued consulting expenses	$303	$535	$—
Issuance of Series A-1A convertible preferred stock for settlement of offering costs	$—	$78	$—
Issuance of Series A-1 convertible preferred stock for settlement of offering costs and other legal fees	$—	$32	$—
Issuance of Series AA convertible preferred stock for settlement of offering costs	$—	$15	$—
Conversion of Series AA, Series A-1 and Series A-1A preferred stock into shares of common stock	$—	$12,099	$—

The accompanying notes are integral part of these financial statements.

Notes to Financial Statements

1. Organization and Description of Business
Kindred Biosciences, Inc. (“we”, "us" or "our") was incorporated on September 25, 2012 (inception) in the State of Delaware. We are a biopharmaceutical company focused on saving and improving the lives of pets. Our activities since inception have consisted principally of raising capital, establishing facilities, recruiting management and technical staff and performing research and development and advancing our product candidates seeking regulatory approval. Our headquarters are in Burlingame, California.
We are subject to risks common to companies in the biotechnology and pharmaceutical industries. There can be no assurance that our research and development will be successfully completed, that adequate protection for our technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. We operate in an environment of substantial competition from other animal health companies. In addition, we are dependent upon the services of our employees and consultants, as well as third-party contract research organizations and manufacturers.
Our reference to the year 2012 is defined as the period from September 25, 2012 (inception) to December 31, 2012.
Liquidity
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception and had an accumulated deficit of $31,472,000 as of December 31, 2014. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and begin to commercialize any approved products. To date, we have been funded primarily through sales of convertible preferred stock, the sale of our common stock in our initial public offering in December 2013 and the sale of our common stock in a follow-on public offering in April 2014. We might require additional capital until such time as we can generate operating revenues in excess of operating expenses. We believe our cash, cash equivalents and short-term investments of $101,027,000 at December 31, 2014 are sufficient to fund our operations for at least the next 24 months.
If we require additional funding for operations, we may seek such funding through public or private equity or debt financings or other sources, such as corporate collaborations and licensing arrangements. We may not be able to obtain financing on acceptable terms, or at all, and we may not be able to enter into corporate collaborations or licensing arrangements. The terms of any financing may result in dilution or otherwise adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts, which could adversely affect our business prospects.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Use of Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of common stock and stock-based awards, the realization of deferred tax assets, the recoverability of long-lived assets and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.
Cash, Cash Equivalents and Short-term Investments
We consider all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Debt securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. We classify all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in the accompanying balance sheets.
Realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest income in the accompanying statements of operations and comprehensive loss.

Marketable securities investments are evaluated periodically for impairment. We take into account general market conditions, changes in economic environment as well as specific investment attributes, such as credit downgrade or illiquidity for each investment, the expected cash flows from the securities, our intent to sell the securities and whether or not we will be required to sell the securities before the recovery of their amortized cost, to estimate the fair value of our investments and to determine whether impairment is other than temporary. If it is determined that a decline in fair value of any investment is other than temporary, then the unrealized loss related to credit risk would be included in interest and other income, net.

Concentration of Credit Risk and of Significant Suppliers
Our financial instrument that potentially subjects us to concentrations of credit risk is cash and cash equivalents. From time to time, we maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). Primarily all of our cash and cash equivalents at December 31, 2014 were in excess of amounts insured by the FDIC. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
We are dependent on third-party manufacturers to supply products for research and development activities in our programs. In particular, we rely on a small number of manufacturers to supply us with our requirements for the active pharmaceutical ingredients, or API, and formulated drugs related to some of these programs. These programs would be adversely affected by a significant interruption in the supply of API.
Fair Value Measurements
We used the provisions of Accounting Standards Codification ("ASC') 820, “Fair Value Measurements and Disclosure", to determine the fair values of our financial and nonfinancial assets and liabilities where applicable. ASC 820 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosure about fair value measurements. The objective of fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants at the measurement date. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

include assumptions about risk and effect of a restriction on the sale or use of an asset. To increase consistency and comparability in fair value measurement and related disclosures, this statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: (1) Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date; (2) Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data; and (3) Level 3 inputs are unobservable inputs for the asset or liability that reflect the reporting entity’s own assumptions about risk and the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
Government agency securities are recorded at their estimated fair value. Since these government securities generally have market prices from multiple sources and it can be difficult to select the best individual price directly from the quoted prices in the active markets, we use Level 2 inputs for the valuation of these securities. Using the Level 2 inputs, a “consensus price” or a weighted average price for each of these securities can be derived from a distribution-curve-based algorithm which includes market prices obtained from a variety of industrial standard data providers (e.g. Bloomberg), security master files from large financial institutions, and other third-party sources.

The carrying amount of financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short maturities of these financial instruments. Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis (see Note 3).

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Expenditures for repairs and maintenance of assets are charged to expense as incurred. We amortize leasehold improvements using the straight-line method over the estimated useful lives of the respective assets or the lease term, whichever is shorter. Upon retirement or sale, the cost and related accumulated depreciation and amortization of assets disposed of are removed from the accounts and any resulting gain or loss is included in income (loss) from operations.
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
Impairment of Long-Lived Assets
We review long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, we compare forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired assets over its fair value, determined based on discounted cash flows. To date, we have not recorded any impairment losses on long-lived assets.
Revenue Recognition
We are in the research and development stage and have not generated any revenues since inception.
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
Stock-Based Compensation
Our stock-based compensation plan (see Note 9) provides for the grant of stock options, restricted common stock and stock appreciation rights. The estimated fair values of stock option grants are determined as of the date of grant using the Black-Scholes option pricing model. This method incorporates the fair value of our common stock at the date of each grant and various assumptions such as the risk-free interest rate, expected volatility based on the historic volatility of publicly-traded peer companies, expected dividend yield, and expected term of the options. The estimated fair values of restricted stock awards are determined based on the fair value of our common stock, as determined by the board of directors, on the date of grant. The estimated fair values of stock-based awards, including the effect of estimated forfeitures, are expensed over the requisite service period, which is generally the awards’ vesting period. We classify stock-based compensation expense in the statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified.
Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows Financial Accounting Standards Board ("FASB") guidance. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance is reached. For transactions in which the fair value of the equity instrument issued to non-employees is the more reliable measurement and a measurement date has not been reached, the fair value is re-measured at each reporting date using the Black-Scholes option pricing model. Compensation expense for these share-based awards is recognized over the term of the consulting agreement or until the award is approved and settled.
Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in our tax returns. Deferred taxes are determined based on the difference between the

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.
We account for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.
Comprehensive Loss
Our comprehensive loss includes the change in unrealized gains or losses on available-for-sale securities. The cumulative amount of gains or losses are reflected as a separate component of stockholders' equity in the accompanying balance sheets as accumulated other comprehensive loss.

Segment Data
We manage our operations as a single segment for the purposes of assessing performance and making operating decisions. We are a veterinary biotechnology company focusing on developing therapies for pets. Our chief operating decision maker is our Chief Executive Officer. All assets are held in the United States.
Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potentially dilutive securities. For periods in which we have reported a net loss, diluted net loss per common share is the same as basic net loss per common share, since the impact of the potentially dilutive securities would be anti-dilutive to the calculation of net loss per common share (see Note 13).
Recently Issued Accounting Pronouncements
On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10, "Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation," which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenues generated from that business. Under current guidance, DSEs are required to present inception-to-date financial information in their annual statements. We determined we were a DSE and had therefore presented inception-to-date financial information financial statements. As permitted by ASU 2014-10, we have elected to early adopt this standard, and therefore, we have not presented any inception to

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

date financial information and we have removed all references to development stage in these financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

We do not believe there are any other recently issued standards not yet effective that will have a material impact on our financial statements when the standards become effective.

3. Fair Value Measurements

We measure certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. The fair value of these financial assets was determined based on a three-tier fair value hierarchy as described in Note 2, which prioritizes the inputs used in measuring fair value.

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

(In thousands)	Fair Value Measurements as of December 31, 2014
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$834	$834	$—	$—
Short-term investments:
U.S. treasury bills	5,998	—	5,998	—
U.S. treasury bonds and notes	82,060	—	82,060	—
	$88,892	$834	$88,058	$—

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

(In thousands)	Fair Value Measurements as of December 31, 2013
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$65,310	$65,310	$—	$—
	$65,310	$65,310	$—	$—

There were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy at December 31, 2014 and 2013.

At December 31, 2014 and 2013, we did not have any financial liabilities which were measured at fair value on a recurring basis.

4. Short-term Investments

The fair value of available-for-sale short-term investments by type of security at December 31, 2014 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills	$5,994	$4	$—	$5,998
U.S. treasury bonds and notes	82,091	—	(31)	82,060
	$88,085	$4	$(31)	$88,058

We did not hold any short-term investments at December 31, 2013.

5. Property and Equipment, Net
Property and equipment consisted of the following as of December 31, 2014 and 2013:

	Years Ended December 31,
(in thousands)	2014	2013
Computer and lab equipment	$359	$15
Furniture & fixtures	24	—
Leasehold improvements	69	—
Total	452	15
Less accumulated depreciation and amortization	(58)	(3)
Property and equipment, net	$394	$12

Depreciation and amortization expense was $58,000 and $3,000 for the years ended December 31, 2014 and 2013, respectively. We had no capital expenditures or depreciation in 2012.

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

6. Accrued Liabilities
Accrued liabilities consisted of the following as of December 31, 2014 and 2013:

(In thousands)	December 31, 2014	December 31, 2013
Accrued consulting	$—	$303
Accrued research and development costs	715	159
Accrued offering costs	—	381
Accrued other	247	43
Deferred rent	57	—
	1,019	886
Less current portion	(975)	(886)
Long-term liability (deferred rent)	$44	$—

7. Convertible Preferred Stock
Prior to our initial public offering in December 2013, our Certificate of Incorporation, as amended and restated, authorized us to issue 15,000,000 shares of $0.0001 par value preferred stock. Through December 16, 2013, we had issued 1,015,000 shares of Series AA convertible preferred stock (“Series AA Preferred Stock”), 1,860,204 shares of Series A-1 convertible preferred stock (“Series A-1 Preferred Stock) and 1,675,002 shares of Series A-1A convertible preferred stock (“Series A-1A Preferred Stock) (collectively, the “Preferred Stock”). In connection with our initial public offering in December 2013, all outstanding shares of the Preferred Stock automatically converted into 4,550,195 (net of an adjustment for 11 fractional shares) shares of our common stock.
During November 2012, we issued 990,000 shares of Series AA Preferred Stock at an issuance price equal to $1.00 per share and received gross proceeds of $990,000. In connection with the Series AA Preferred Stock financing, we incurred offering costs of $13,000, which were recorded as a reduction of the gross proceeds. As of December 31, 2012, the offering costs of $13,000 were included in accrued expenses.
In November 2012, our co-founder and current President and Chief Executive Officer (“CEO”) exchanged a $10,000 note payable owed to him by us (see Note 11) into 10,000 shares of our Series AA Preferred Stock.
In November 2013, we issued 15,000 shares of Series AA Preferred Stock for payment of accrued offering costs.
In connection with the Series AA Preferred Stock offering, each holder of at least 10,000 shares of Series AA Preferred Stock or shares of our common stock issued upon conversion of the Series AA Preferred Stock was granted the right of first refusal to purchase his pro rata share of new securities (any capital stock, including common stock and preferred stock, convertible securities, options or warrants to purchase capital stock) which we may, from time to time, propose to sell and issue. Certain securities transactions were excluded from this right as provided in the Series AA Investors’ Rights Agreement.
In June 2013, we commenced an offering for the sale and issuance of up to 2,000,000 shares of Series A-1 Preferred Stock at an issuance price equal to $3.17 per share. During June through September 2013, we received gross proceeds of $5,865,000 related to the issuance of 1,850,204 shares of the Series A-1 Preferred Stock. In connection with the Series A-1 Preferred Stock financing, we incurred offering costs of $22,000 which were recorded as a reduction of the gross proceeds. In June 2013, we issued 5,000 shares of the Series A-1 Preferred Stock valued at $16,000 on the date of issuance for partial payment of the Series A-1 Preferred

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

Stock offering costs. In August 2013, we issued an additional 5,000 shares of the Series A-1 Preferred Stock valued at $16,000 on the date of issuance for payment of the remaining Series A-1 Preferred Stock offering costs and other legal fees.
In connection with the sale and issuance of the Series A-1 Preferred Stock, the holders of the Series AA Preferred Stock waived their right of first refusal under the Series AA Investors’ Rights Agreement with respect to any sale by us of a proposed future series of preferred stock (“Series A-2 Preferred Stock”) on or before June 30, 2014. Additionally, each holder of at least 10,000 shares of Series A-1 Preferred Stock or shares of our common stock issued upon conversion of the Series A-1 Preferred Stock was granted the right of first refusal to purchase his pro rata share of new securities (any capital stock, including common stock and preferred stock, convertible securities, options or warrants to purchase capital stock) which we may, from time to time, propose to sell and issue. Certain securities transactions were excluded from this right as provided in the Series A-1 Investors’ Rights Agreement.
Pursuant to the terms of the Series A-1 Preferred Stock Purchase Agreement, if shares of the Series A-2 Preferred Stock were issued prior to June 30, 2014, and the rights, preferences, or privileges of the Series A-2 Preferred Stock were more favorable to the holders of those shares than the terms of the Series A-1 Preferred Stock, then the rights, preferences and privileges of the Series A-1 Preferred Stock would be amended to be substantially the same of those of the Series A-2 Preferred Stock. In addition, if shares of the Series A-2 Preferred Stock were issued prior to June 30, 2014 and the purchase price of the Series A-2 Preferred Stock was such that the purchase price of the Series A-1 Preferred Stock was not at least 10% lower than the purchase price of the Series A-2 Preferred Stock, then additional shares of Series A-1 Preferred Stock would be issued to the Series A-1 Preferred Stockholders so that the effective price of the Series A-1 Preferred Stock was at least 10% lower than Series A-2 Preferred Stock. We determined that the value of these embedded derivative features was not significant. Prior to the automatic conversion of the Series A-1 Preferred Stock in December 2013 in connection with our initial public offering, no shares of Series A-2 Preferred Stock were authorized by us.
In August 2013, we commenced an offering for the sale and issuance of up to 2,000,000 shares of Series A-1A Preferred Stock at an issuance price equal to $3.17 per share. In August and September 2013, we received gross proceeds of $5,232,000 related to the issuance of 1,650,396 shares of the Series A-1A Preferred Stock. In connection with the Series A-1A Preferred Stock financing, we incurred offering costs of $88,000 which were recorded as a reduction of the gross proceeds. In August 2013, we issued 24,606 shares of the Series A-1A Preferred Stock valued at $78,000 on the date of issuance for payment of certain Series A-1A offering costs.
In connection with the Series A-1A Preferred Stock offering, each holder of at least 10,000 shares of Series A-1A Preferred Stock or shares of our common stock issued upon conversion of the Series A-1A Preferred Stock was granted the right of first refusal to purchase his pro rata share of new securities (any capital stock, including common stock and preferred stock, convertible securities, options or warrants to purchase capital stock) which we may, from time to time, propose to sell and issue. Certain securities transactions were excluded from this right as provided in the Series A-1A Investors’ Rights Agreement. In addition, holders of the Series A-1A Preferred Stock waived their right of first refusal under the Series A-1A Investors’ Rights Agreement with respect to any sale by us of Series A-2 Preferred Stock on or before June 30, 2014.
Pursuant to the terms of the Series A-1A Preferred Stock Purchase Agreement, if shares of the Series A-2 Preferred Stock were issued prior to June 30, 2014, and the rights, preferences, or privileges of the Series A-2 Preferred Stock were more favorable to the holders of those shares than the terms of the Series A-1A Preferred Stock, then the rights, preferences and privileges of the Series A-1A Preferred Stock would be amended to be substantially the same of those of the Series A-2 Preferred Stock. In addition, if shares of the Series A-2 Preferred Stock were issued prior to June 30, 2014 and the purchase price of the Series A-2 Preferred Stock was such that the purchase price of the Series A-1A Preferred Stock was not at least 10% lower than the

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

purchase price of the Series A-2 Preferred Stock, then additional shares of Series A-1A Preferred Stock would be issued to the Series A-1A Preferred Stockholders so that the effective price of the Series A-1A Preferred Stock was at least 10% lower than Series A-2 Preferred Stock. We determined that the value of these embedded derivative features was not significant. Prior to the automatic conversion of the Series A-1A Preferred Stock in December 2013 in connection with our initial public offering, no shares of Series A-2 Preferred Stock were authorized by us.
The holders of the Preferred Stock had the following rights and preferences:
Voting Rights
Except as otherwise provided in our Certificate of Incorporation, as amended and restated, or as required by law, holders of the Preferred Stock shall vote together and not as a separate class. Each holder of the Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of the Preferred Stock held by such holder could be converted as of the record date. The holders of shares of the Preferred Stock shall be entitled to vote on all matters on which the common stock shall be entitled to vote.
Holders of the Preferred Stock shall be entitled to notice of any stockholders’ meeting in accordance with our Bylaws. Fractional votes shall not, however, be permitted and any fractional voting rights resulting from the above formula (after aggregating all shares into which shares of Preferred Stock held by each holder could be converted), shall be disregarded.
Liquidation Preference
In the event of any liquidation, dissolution or winding up of our company, either voluntary or involuntary, the holder of the Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of our assets to the holders of the common stock by reason of their ownership of such stock, an amount per share equal to $1 per share for the Series AA Preferred Stock and $3.17 per share for the Series A-1 Preferred Stock and Series A-1A Preferred Stock, or such lesser amount as may be approved by the holders of the majority of the outstanding shares of the Preferred Stock. If upon liquidation, dissolution or winding up of our company, our assets legally available for distribution to the holders of the Preferred Stock are insufficient to permit the payment in full of the liquidation preference above, then our entire assets legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Preferred Stock in proportion to the full amounts they would otherwise be entitled to receive.
After the payment or setting aside for payment to the holders of Preferred Stock of the full amounts of the liquidation preferences, our entire remaining assets legally available for distribution shall be distributed pro rata to holders of our common stock in proportion to the number of shares of common stock held by them.
Conversion Rights
Optional Conversion
The shares of Preferred Stock are convertible into shares of common stock, at the option of the holder, at any time after the date of issuance. Each share of Preferred Stock will be converted into shares of common stock at the applicable Series AA, Series A-1 and Series A-1A Preferred Stock conversion rate then in effect, which is calculated by dividing the original issue price by the respective conversion price. The conversion prices for the Series AA, Series A-1 and Series A-1A Preferred Stock are equal to $1.00 per share, $3.17 per share and $3.17 per share, respectively, and are subject to adjustment as set forth in our Certificate of Incorporation, as amended and restated. In connection with our initial public offering in December 2013, all outstanding shares

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

of the Series AA, Series A-1 and Series A-1A Preferred Stock were converted into shares of common stock on a 1-for-1 basis.
Automatic Conversion
Each share of Preferred Stock automatically converted into shares of common stock upon us becoming a public company in connection with our initial public offering.
Redemption Rights
There were no redemption rights afforded the holders of Preferred Stock. Upon certain change in control events that were outside of our control, including liquidation, sale or transfer of control of our company, holders of the Preferred Stock could cause its redemption. Therefore, prior to the automatic conversion of the Preferred Stock in connection with our initial public offering in December 2013, the Preferred Stock was classified outside of stockholders’ equity (deficit) in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.
Reissuance
All shares of Preferred Stock that were converted into common stock were canceled and will not be reissued by us.

In December 2013, we amended our Certificate of Incorporation to authorize the issuance of 10,000,000 shares of $0.0001 par value preferred stock. At December 31, 2014, all shares of preferred stock are undesignated and unissued.

8. Common Stock
Our Certificate of Incorporation, as amended and restated, authorizes us to issue 100,000,000 shares of $0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of our stockholders, provided, however, that, except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Certificate of Incorporation that relates solely to the terms of one or more outstanding shares of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other series, to vote thereon pursuant to the Certificate of Incorporation or pursuant to the Delaware General Corporation Law.
In September and October 2012, we issued an aggregate of 3,000,000 shares of common stock to the co-founder and current President and CEO for total cash consideration of $300.

In August 2013, we issued 5,200 shares of restricted common stock at a price of $2.27 per share to a consultant for services rendered and recorded stock-based compensation expense of $12,000.

In 2013, we issued 34,225 shares of common stock upon exercise of stock options at a price of $0.32 per share for total proceeds of $11,000.

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

In December 2013, we completed an initial public offering and issued 8,625,000 shares of common stock at $7.00 per share resulting in net proceeds of $54,871,000 after deduction of underwriting commissions and offering expenses of $5,504,000.

In April 2014, we completed a follow-on public offering and issued 3,450,000 shares of common stock at $18.00 per share resulting in net proceeds of $58,065,000 after deduction of underwriting commissions and offering expenses of $4,035,000.

In 2014, we issued 56,112 shares of common stock upon exercise of stock options at prices ranging from $0.32 to $15.41 per share for total proceeds of $121,000.

In 2014, we issued 3,750 shares of restricted common stock to a consultant for services rendered and recorded stock-based compensation expense of $61,000.

As of December 31, 2014, we had 19,724,482 shares of common stock outstanding.

9. Stock-Based Awards
On November 4, 2012, our board of directors adopted the Kindred Biosciences, Inc. 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for our board of directors to grant incentive stock options or non- qualified stock options for the purchase of common stock, to issue or sell shares of restricted common stock and to grant stock appreciation rights (“SARs”) to our employees, directors, consultants and advisers of the Company. Pursuant to the terms of the 2012 Plan, no options or SARs shall be granted under the 2012 Plan after 10 years from the date of adoption of the 2012 Plan. We have reserved 4,000,000 shares of our common stock for issuance under the 2012 Plan.
Retrospective Reassessment of the Fair Value of Common Stock
As required by the 2012 Plan, the exercise price for awards granted is not to be less than the fair market value of our common stock as of the date of grant. We value shares of common stock by taking into consideration our most recently available valuation of common stock performed by management and the board of directors, as well as additional factors which may have changed since the date of the most recent contemporaneous valuations through the date of grant. On February 4, 2013, May 9, 2013, August 29, 2013 and September 12, 2013, the board of directors granted stock options for the purchase of 576,525 shares, 154,793 shares, 412,580 shares, and 29,000 shares, respectively, of our common stock with weighted-average exercise prices of $0.35 per share, $0.32 per share, $0.90 per share and $0.90 per share, respectively. On November 11, 2013, our board of directors, with the consent of the affected employee and director option holders, approved an increase from $0.90 per share to $1.37 per share in the exercise price of 285,092 employee and director options granted in August and September 2013. The fair value of our common stock on the February 4, 2013 and May 9, 2013 grant dates was $0.32 per share, and on the August 29, 2013 and September 12, 2013 grant dates was $1.37 per share, as determined by our board of directors. In connection with the December 2013 initial public offering of our common stock, we reexamined, for financial reporting purposes only, the fair value of our common stock. In connection with the reexamination, we determined that retrospective valuations of the fair value of common stock as of February 4, 2013, May 9, 2013, August 29, 2013 and September 12, 2013 were appropriate due to acceleration of the timeframe to a potential liquidity event and the proposed initial public offering, which had not been contemplated in the determination of the original fair values on these dates. Based on this analysis, the fair value of common stock remained unchanged for the February 4, 2013 and May 9, 2013 grant dates. Based on this analysis, the fair value of the common stock on the August 29, 2013 and September 12, 2013 grant dates was determined to be $2.27 per share, which we used to value the stock-based compensation

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

expense for these awards.
Stock Options
Our board of directors determines the exercise price and vesting period of all stock options. The exercise price of the stock options will be no less than 100% of the fair value per share of our common stock on the grant date. If a person owns capital stock representing more than 10% of all classes of our stock, the exercise price will be not less than 110% of the fair market value on the date of grant. Options are vested over variable periods, generally ranging from one to four years, and expire not more than 10 years after the date of grant. As of December 31, 2014, there were 2,329,415 option shares outstanding and 1,571,298 shares available for future grants under the 2012 Plan.
During the years ended December 31, 2014 and 2013, we granted under the 2012 Plan stock options for the purchase of 1,127,113 and 1,410,139 shares of common stock, respectively, to employees, non-employee consultants and directors. No stock options were granted in 2012.

2014 Employee Stock Purchase Plan

In December 2014, our board of directors adopted the Kindred Biosciences, Inc. 2014 Employee Stock Purchase Plan (the “Purchase Plan”). We reserved a total of 200,000 shares of our common stock for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined six-month consecutive offering periods beginning on December 1. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. As of December 31, 2014, there were no issuances under the Purchase Plan.

Reserved Shares

At December 31, 2014, shares of common stock reserved for future issuance inclusive of outstanding option shares are as follows:

2012 Equity Incentive Plan	3,900,713
2014 Employee Stock Purchase Plan	200,000
4,100,713

Stock Option Plan Activity Summary

A summary of activity under our stock option plans is as follows:

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

	Shares Available For Grant	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining ContractualTerm (In Years)	Aggregate Intrinsic Value
Balance, December 31, 2012	4,000,000	—
Granted	(1,410,139)	1,410,139	$1.31
Exercised		(34,225)	$0.32
Restricted stock grants	(10,200)	—
Balance, December 31, 2013	2,579,661	1,375,914	$1.33
Granted	(1,127,113)	1,127,113	$16.23
Exercised		(56,112)	$2.17
Forfeited - restricted stock and options	118,750	(117,500)	$19.57
Balance, December 31, 2014	1,571,298	2,329,415	$7.60	8.8	$8,100,000

Options vested and expected to vest, December 31, 2014		2,329,415	$7.60	8.8	$8,100,000
Options exercisable, December 31, 2014		953,327	$3.80	8.6	$4,930,000
The aggregate intrinsic value of options is calculated as the difference between the exercise price of options and the fair value of our common stock for those options that had exercise prices lower than the fair value of our common stock on December 31, 2014.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2014 and 2013 was $774,000 and $108,000, respectively. No options were exercised during the period ended December 31, 2012.
We received proceeds of $121,000 and $11,000 from the exercise of common stock options during the years ended December 31, 2014 and 2013, respectively.
The weighted-average grant date fair value of options granted during the years ended December 31, 2014 and 2013 was $12.09 and $1.50 per share, respectively.
Restricted Stock
During the year ended December 31, 2013, we granted 10,200 shares of restricted common stock to consultants. The weighted average fair value of the restricted shares was $6.63. As of December 31, 2014, there were no unvested shares of restricted common stock.
Stock-Based Compensation
We recognize stock-based compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, we have considered our historical experience to estimate pre-vesting forfeitures for service-based awards. The impact of a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from our estimate, we may be required to record adjustments to stock-based compensation expense in future periods.
We value our common stock by taking into consideration its most recently available valuation of common stock performed by management and the board of directors, as well as additional factors which may have

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

changed from the date of the most recent contemporaneous valuation through the grant date.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We historically have been a private company that lacks company-specific historical and implied volatility information. Therefore, we estimate the expected stock volatility based on the historical volatility of publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. The expected term of our common stock options has been determined utilizing the “simplified” method as we have insufficient historical experience for options grants overall, rendering existing historical experience irrelevant to expectations for current grants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
Total stock-based compensation expense, related to all of our share-based payment awards, is comprised of the following:

(In thousands)	Years Ended December 31,
	2014	2013	2012
Research and development	$1,453	$827	$11
General and administrative	2,969	95	—
	$4,422	$922	$11

Total stock-based compensation expense included stock options and restricted stock for the years ended December 31, 2014, 2013 and 2012. We recorded accrued expenses of $303,000 and $11,000 at December 31, 2013 and 2012, respectively, for those options that have been earned but not granted and approved by the board of directors as of these dates. There were no such accruals in 2014.
We had an aggregate of approximately $8,693,000 of unrecognized stock-based compensation expense for options outstanding as of December 31, 2014, which is expected to be recognized over a weighted average period of 3.1 years.

Valuation assumptions

The relevant data used to determine the value of stock options earned or granted is as follows:

	Years Ended December 31,
	2014	2013	2012
Weighted average risk-free interest rate	1.70%	1.33%	0.62%-0.72%
Weighted average expected term (in years)	6.4	6.6	10.0
Weighted average expected volatility	91.3%	85.2%	90%
Weighted average expected dividend yield	—	—	—

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

10. Commitments and Contingencies
Operating Lease
In March 2014, we entered into a license agreement under which we made an up-front payment and were obligated to make annual payments and, subject to certain terms and conditions, milestone payments upon achievement of development milestones and a royalty based on sales of products developed under the agreement. In January 2015, we terminated this agreement.
For the period from September 25, 2012 (inception) through March 2014, we leased our office space on a month-to-month basis. In April 2014, we entered into new non-cancelable operating leases for laboratory space and office space through November 2017. Rent expense for the years ended December 31, 2014 and 2013 were $162,000 and $6,000, respectively. Rent expense for the year ended December 31, 2012 was less than $1,000 . In addition, we have two leases for equipment through 2018. As of December 31, 2014, we are obligated to make minimum lease payments under all of our operating leases as follows (in thousands):

Year ending December 31,	Lease Payments
2015	$259
2016	266
2017	216
2018	3
Total	$744
Indemnities and Guarantees
We have made certain indemnities and guarantees, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. We indemnify our officers and directors to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. These indemnities and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

Legal Matters

In the ordinary course of business, we may face various claims brought by third parties and may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. Management believes there are currently no claims that are likely to have a material effect on our financial position and results of operations.

11. Related Party Transactions
During the period September 25, 2012 (inception) through December 31, 2012, our co-founder and President and Chief Executive Officer paid certain expenses on our behalf totaling $5,000. At December 31, 2013 and 2012, the amounts payable to him for reimbursement of these expenses were $0 and $5,000, respectively.
In October 2012, our co-founder and President and Chief Executive Officer loaned to us $10,000 for working capital requirements. The note was due on demand and was non-interest bearing. In November 2012, the note

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

payable was exchanged for 10,000 shares of Series AA Preferred Stock (see Note 7).
We entered into a consulting agreement with S.D. Scientific, a company owned 50% by our co-founder and current Chief Operating Officer. Consulting fees earned by S.D. Scientific during the year ended December 31, 2013 and the period from September 25, 2012 (inception) through December 31, 2012 were $54,000 and $9,000, respectively.
In connection with our Series AA Preferred Stock financing, our co-founder and current CEO purchased 100,000 shares of Series AA Preferred Stock for $100,000 during the period September 25, 2012 (inception) through December 31, 2012. In addition, our co-founder and Chief Executive Officer purchased 31,546 shares of Series A-1 Preferred Stock for $100,000 during the year ended December 31, 2013.
In connection with our Series A-1 and Series A-1A Preferred Stock financings in 2013, an entity affiliated with one of our board members purchased 31,546 shares and 15,773 shares of Series A-1 and Series A-1A Preferred Stock, respectively, for $100,000 and $50,000, respectively.

12. Income Taxes
There is no provision for income taxes because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax assets.
Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows:

(In thousands, except percentages)	For the years ended December 31,
	2014		2013		2012
Income tax expense (benefit) at statutory federal rate	$(9,227)	34.0%	$(1,432)	34.0%	$(41)	34.0%
State income tax, net of federal benefit	(1,663)	6.1	(245)	5.8	(6)	5.2
Permanent items	14	(0.1)	2	—	4	(3.7)
Research credits	(807)	3.0	(188)	4.5	—	—
Stock compensation	—	—	6	(0.1)	—	—
FIN 48	323	(1.2)	75	(1.8)	—	—
Change in valuation allowance	11,388	(41.9)	1,782	(42.4)	43	(35.5)
Other individually immaterial items	(28)	0.1	—	—	—	—
Provision (benefit) for income taxes	$—	—%	$—	—%	$—	—%

Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future periods. The components of the deferred tax assets are as follows at December 31, 2014 and 2013:

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

	December 31,
(In thousands)	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$10,047	$479
Research & development credits	597	113
Accrued expenses	463	217
Amortization and depreciation	4	645
Other	1	—
Stock-based compensation	2,101	371
	13,213	1,825
Valuation Allowance	(13,213)	(1,825)
Net current deferred tax assets	$—	$—

At December 31, 2014, we had net deferred tax assets of $13,213,000. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset.
Additionally, the future utilization of our net operating loss and research and development tax credits carryforwards is subject to annual limitation under Sections 382 and 383 of the internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of the net operating loss and research and development tax credit carryforward and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. We believe we incurred an ownership change during April 2014, however, we have not completed an analysis yet to determine the impact of our ability to use net operating losses and research and development credits as of December 31, 2014.
At December 31, 2014, we had federal and California net operating loss carryovers of $25,680,000 and $25,494,000, respectively. The federal and California net loss carryforwards will begin to expire in 2032.
At December 31, 2014, we had federal and state research tax credit carryovers of approximately $629,000 and $554,000, respectively. The federal research and development tax credit carryforwards will begin to expire in 2033. The California research and development credit carryforwards are available indefinitely.
The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits recorded by us as of the date of adoption. As a result of the implementation, we did not recognize an increase in the liability for unrecognized tax benefits.
A rollforward of changes in our unrecognized tax benefits is shown below.

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

(In thousands)	December 31,
	2014	2013
Balance at beginning of year	$91	$—
Additions based on tax positions related to the current year	382	91
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Balance at end of year	$473	$91

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized and realized is $398,000.
Our practice is to recognize interest and/or penalties related to income tax matters as income tax expense. We had no accrual for interest or penalties on our accompanying balance sheets at December 31, 2014 and 2013, and have not recognized interest and/or penalties in our statements of operations and comprehensive loss for the years ended December 31, 2014, 2013 and 2012.
We do not anticipate a significant change to our unrecognized tax benefits during the next twelve months.
We file tax returns as prescribed by tax laws of the jurisdictions in which we operate. In the normal course of business, we are subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Our federal and state tax returns are still open under statute from 2012 to present.

13. Net Loss Per Share
Basic and diluted net loss per share was calculated as follows for the years ended December 31, 2014, 2013 and 2012:

(In thousands, except per share amounts)	Years Ended December 31,
	2014	2013	2012
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss attributable to common stockholders	$(27,139)	$(4,213)	$(120)
Denominator:
Weighted average common shares outstanding, basic and diluted	18,782	3,732	2,113
Net loss per common share attributable to common shareholders, basic and diluted	$(1.44)	$(1.13)	$(0.06)

There was no difference between our net loss and the net loss attributable to common stockholders for all periods presented.

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

Stock options to purchase 2,329,415 shares of common stock as of December 31, 2014, were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect was anti-dilutive.

Stock options to purchase 1,375,914 shares of common stock as of December 31, 2013, were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect was anti-dilutive.

Shares of common stock issuable upon the conversion of preferred stock of 1,000,000 were excluded from the computation of diluted net loss per share attributable to common stockholders for the year ended December 31, 2012, because their effect was anti-dilutive.

14. Employee Savings Plan

We have established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective May 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 90% of their salary, subject to annual limits. We make contributions to the plan in an amount equal to 50% on the first 6% of the participant’s compensation which is deferred. We contributed approximately $84,000 to the plan during the year ended December 31, 2014.

15. Selected Quarterly Financial Information (unaudited)

The following table presents selected unaudited quarterly financial data for each of the quarters in the years ended December 31, 2014 and 2013.

(In thousands, except per share amounts)	2014				2013
Quarter ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Operating costs and expenses
Research and development	$4,802	$3,755	$5,639	$4,498	$1,746	$953	$300	$141
General and administrative	2,014	2,342	2,504	1,679	641	259	96	83
Total operating cost and expenses	6,816	6,097	8,143	6,177	2,387	1,212	396	224

Loss from operations	(6,816)	(6,097)	(8,143)	(6,177)	(2,387)	(1,212)	(396)	(224)
Interest and other income, net	27	25	33	9	4	2	—	—
Net loss	$(6,789)	$(6,072)	$(8,110)	$(6,168)	$(2,383)	$(1,210)	$(396)	$(224)

Net loss per share, basic and diluted (1)	$(0.34)	$(0.31)	$(0.42)	$(0.38)	$(0.40)	$(0.40)	$(0.13)	$(0.07)
Weighted average shares used in computing net loss per share, basic and diluted	19,719	19,713	19,426	16,222	5,899	3,005	3,000	3,000
(1) Net loss per share for each quarter are calculated as a discrete period; the sum of four quarters may not equal the calculated full year amount.

16. Subsequent Events

We have evaluated subsequent events through the filing date of this annual report on Form 10-K, and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as listed below.

On January 14, 2015, we entered into an agreement to amend our existing operating lease for laboratory space at the Mitten Road facility. The amendment to the original lease calls for an expansion of an additional 2,431 square feet of laboratory space. The term of the lease is March 1, 2015 through November 30, 2017 and total rent payments under this agreement is expected to be $160,000.