Form 10-Q
period 2015-03-31
Kindred Biosciences, Inc.
filed 2015-05-08
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of April 30, 2015, Kindred Biosciences, Inc. had outstanding 19,732,482 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,418	$12,969
Short-term investments	89,171	88,058
Prepaid expenses and other	591	477
Total current assets	95,180	101,504
Property and equipment, net	391	394
Other assets	22	22
Total assets	$95,593	$101,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$347	$420
Accrued compensation	762	1,457
Accrued liabilities	1,045	975
Total current liabilities	2,154	2,852
Long-term liability	41	44
Total liabilities	2,195	2,896

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,732,482 and 19,724,482 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	131,610	130,521
Accumulated other comprehensive loss	(10)	(27)
Accumulated deficit	(38,204)	(31,472)
Total stockholders' equity	93,398	99,024
Total liabilities and stockholders' equity	$95,593	$101,920

The accompanying notes are an integral part of these condensed financial statements.

Kindred Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2015	2014
Operating expenses:
Research and development	$4,809	$4,498
General and administrative	1,953	1,679
Total operating expenses	6,762	6,177
Loss from operations	(6,762)	(6,177)
Interest income	30	9
Net loss	(6,732)	(6,168)
Change in unrealized gains or losses on available-for-sale securities	17	—
Comprehensive loss	$(6,715)	$(6,168)

Net loss per share, basic and diluted	$(0.34)	$(0.38)
Weighted-average number of common shares outstanding, basic and diluted	19,726	16,222

The accompanying notes are an integral part of these condensed financial statements.

Kindred Biosciences, Inc.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(6,732)	$(6,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,078	1,077
Depreciation and amortization expense	34	4
Amortization of premium on marketable securities	32	—
Changes in operating assets and liabilities:
Prepaid expenses and other	(114)	(425)
Accounts payable	(73)	982
Accrued liabilities and accrued compensation	(628)	(263)
Net cash used in operating activities	(6,403)	(4,793)
Cash Flows from Investing Activities
Purchase of short-term investments	(25,128)	(24,008)
Sale of short-term investments	3,000	—
Maturities of short-term investments	21,000	—
Purchase of property and equipment	(31)	(19)
Net cash used in investing activities	(1,159)	(24,027)
Cash Flows from Financing Activities
Exercise of stock options	11	4
Net cash provided by financing activities	11	4
Net decrease in cash and cash equivalents	(7,551)	(28,816)
Cash and cash equivalents at beginning of period	12,969	65,329
Cash and cash equivalents at end of period	$5,418	$36,513

Supplemental disclosure of non-cash financing activities:
Issuance of common stock and stock options for accrued consulting expenses	$—	$303
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
The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in our annual report on Form 10-K as filed with the SEC on March 13, 2015. In the opinion of management, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included in these unaudited interim condensed financial statements.
Liquidity
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and begin to commercialize any approved products. To date, we have been funded primarily through sales of our former convertible preferred stock, the sale of our common stock in our initial public offering in December 2013 and the sale of our common stock in our April 2014 follow-on public offering. We believe that our cash, cash equivalents and short-term investments totaling $94,589,000 as of March 31, 2015, are sufficient to fund our planned operations for at least the next 24 months.
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
Recently Issued Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the new guidance and have not determined the impact this standard may have on our condensed financial statements.

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
The carrying amount of financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short maturities of these financial instruments. Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis.

Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of March 31, 2015
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$4,413	$4,413	$—	$—
Short-term investments:
U.S. treasury bills	29,136	—	29,136	—
U.S. treasury bonds and notes	60,035	—	60,035	—
	$93,584	$4,413	$89,171	$—

	Fair Value Measurements as of December 31, 2014
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$834	$834	$—	$—
Short-term investments:
U.S. treasury bills	5,998	—	5,998	—
U.S. treasury bonds and notes	82,060	—	82,060	—
	$88,892	$834	$88,058	$—

There were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy at March 31, 2015 or December 31, 2014.
At March 31, 2015 and December 31, 2014, we did not have any financial liabilities which were measured at fair value on a recurring basis.

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

The fair value of available-for-sale short-term investments by type of security at March 31, 2015 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills	$29,127	$9	$—	$29,136
U.S. treasury bonds and notes	60,054	17	(36)	60,035
	$89,181	$26	$(36)	$89,171

The fair value of available-for-sale short-term investments by type of security at December 31, 2014 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills	$5,994	$4	$—	$5,998
U.S. treasury bonds and notes	82,091	—	(31)	82,060
	$88,085	$4	$(31)	$88,058

4.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Research and development costs	$794	$715
Other expenses	237	247
Deferred rent	55	57
	1,086	1,019
Less current portion	(1,045)	(975)
Long-term liability (deferred rent)	$41	$44

5.    Stock-Based Awards and Common Stock
The table below shows the number of shares of common stock underlying options granted to employees, directors and consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

Stock Option Plan	Three months ended March 31,
	2015	2014
Shares underlying options granted	646,333	764,213
Weighted-average exercise price	$6.77	$15.92
Weighted average risk- free interest rate	1.44%	1.50%
Weighted average expected term (years)	6.1	6.1
Weighted average expected volatility	96.7%	90%
Expected dividend yield	—	—
Weighted-average grant date fair value per share	$5.24	$11.80
Our Employee Stock Purchase Plan (the "Stock Purchase Plan"), adopted in December 2014, permits eligible employees to purchase common stock at a discount through payroll deductions during defined six-month consecutive offering periods beginning December 1 with the exception of our first offering period which commenced on January 1, 2015 for a five month duration. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. A total of 200,000 shares of common stock are authorized for issuance under the Stock Purchase Plan. A participant may purchase a maximum of 2,000 shares of common stock during each offering period, not to exceed $25,000 worth of common stock on the of fering date during each calendar year. We use the Black-Scholes option pricing model, in combination with the discounted employee price, in determining the value of the Stock Purchase Plan expense to be recognized during each offering period. The following assumptions were used in the Black-Scholes option pricing model to calculate employee stock-based compensation:

Stock Purchase Plan	Three months ended March 31,
	2015	2014
Weighted average risk-free interest rate	0.08%	—
Weighted average expected term (years)	0.4	—
Weighted average expected volatility	58.64%	—
Expected dividend yield	—	—
Weighted-average grant date fair value per share	$2.06	—
We did not issue any common stock under the Stock Purchase Plan for the three months ended March 31, 2015. At March 31, 2015, we had an outstanding liability of $138,000, which is included in accrued compensation on the condensed balance sheet, for employee contributions to the Stock Purchase Plan for shares pending issuance at the end of the offering period.

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended March 31,
	2015	2014
Research and development	$464	$328
General and administrative	614	749
	$1,078	$1,077
We had an aggregate of approximately $10,794,000 of unrecognized stock-based compensation expense for options outstanding as of March 31, 2015 which is expected to be recognized over a weighted-average period of 3.0 years.

6.    Commitments and Contingencies
In March 2014, we entered into a license agreement under which we made an up-front payment and were obligated to make annual payments and, subject to certain terms and conditions, milestone payments upon achievement of development milestones and a royalty based on sales of products developed under the agreement. We terminated this agreement in January 2015.
In April 2014, we entered into new noncancelable operating leases for laboratory space and office space through November 2017. In January 2015, we amended the lease to expand the laboratory space for an additional 2,431 square feet. In addition, we have two equipment leases, one expiring in July 2017 and the other expiring in July 2019.
As of March 31, 2015, we are obligated to make minimum lease payments under noncancelable operating leases as follows (in thousands):

Year ending December 31,	Lease Payments
2015 (remaining of year)	$239
2016	327
2017	241
2018	1
2019	1
Total	$809
7.    Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2015	2014
Basic and diluted net loss per share:
Numerator:
Net loss	$(6,732)	$(6,168)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	19,726	16,222
Net loss per share, basic and diluted	$(0.34)	$(0.38)

There was no difference between the Company’s net loss and the net loss attributable to common stockholders for all periods presented.
Stock options to purchase 2,947,748 shares of common stock as of March 31, 2015, were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2015, because their effect was anti-dilutive.
Stock option to purchase 2,127,627 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2014, because their effect was anti-dilutive.

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

For a further description of these risks and uncertainties and other risks and uncertainties that we face, please see the “Risk Factors” sections that are contained in our filings with the U.S. Securities and Exchange Commission (the SEC), including the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 13, 2015, and any subsequent updates that may be contained in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our other Quarterly Reports on Form 10-Q filed with the SEC.  As a result of the risks and uncertainties described above and in our filings with the SEC, actual results may differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date of this report and we undertake no obligation to update or revise these statements, except as may be required by law.

Overview
We are an early stage biopharmaceutical company focused on saving and improving the lives of pets. Our mission is to bring to our pets the same kinds of safe and effective medicines that our human family members enjoy. Our core strategy is to identify compounds and targets that have already demonstrated safety and efficacy in humans and to develop therapeutics based on these validated compounds and targets for pets, primarily dogs, cats and horses. We believe this approach will lead to shorter development times and higher approval rates than pursuing new, non-validated compounds and targets. We have two product candidates that are currently in a pivotal field efficacy trial, or pivotal trial. In addition, we have multiple other product candidates, including several biologics, in various stages of development. We believe there are significant unmet medical needs for pets, and that the pet therapeutics segment of the animal health industry is likely to grow substantially as new therapeutics are identified, developed and marketed specifically for pets.

In 2014, we initiated a pivotal trial of SentiKind (flupirtine), our lead product candidate, for the treatment of post-operative pain in dogs, post-operative pain in cats, and osteoarthritis in dogs. The SentiKind pivotal study in dogs for postoperative pain is actively enrolling patients and we expect topline results in the second half of 2015. We have completed a Target Animal Safety Study and are continuing the rolling submission of the New Animal Drug Application, or NADA, technical sections for SentiKind. We have completed a PK study of extended-release SentiKind for postoperative pain in cats and are also investigating the active ingredient in SentiKind in several other indications across multiple species.

In March 2015, we announced a positive pilot study investigating KIND-012 for fever in horses. We have a protocol concurrence from the FDA on the pivotal field study for KIND-012 and the pivotal study has been initiated at multiple clinical sites across the U.S. The topline results for the pivotal trial are expected at the end of 2015 or early 2016.

The PK study of KIND-010 for management of weight loss in cats has been completed and the pilot study is currently in the enrollment phase. If the pilot study is positive, the pivotal field study will be initiated this year and topline results are expected in 2016.

The initial formulation work has been completed for KIND-011 for metabolic syndrome in horses, and we are initiating the pilot study.

Our feline erythropoietin program is advancing as planned and an initial laboratory study has been completed. The initial preliminary results are consistent with new red blood cell production in treated cats.

The PK study for the anti-TNF antibody has been completed, and the results are favorable.

Some of our pivotal trials, such as KIND-012 for treatment of fever in horses, may be conducted under Protocol Concurrences granted by the U.S. Food and Drug Administration, or FDA, while other studies, such as SentiKind for postoperative pain in dogs, are performed without a Protocol Concurrence. Protocol Concurrences are not required, but where they are granted by the FDA, they demonstrate that the FDA agrees that the design and analyses proposed in a protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied. Although the FDA’s Center for Veterinary Medicine, or the CVM, has not concurred with our proposed SentiKind protocol, we have modified the SentiKind pivotal trial protocol in accordance with comments provided by the CVM on our Protocol Concurrence request and have proceeded with the trial without obtaining a formal FDA Protocol Concurrence. Nonetheless, the CVM may not accept the pivotal study.

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

We are an early stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred cumulative net losses of $38,204,000 through March 31, 2015. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings, most recently our initial public offering in December 2013 provided us with net proceeds of $54,871,000 and a follow-on public offering in April 2014 provided us with net proceeds of $58,065,000. As of March 31, 2015, we had cash, cash equivalents and short-term investments of $94,589,000.

For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates and begin to commercialize them if they are approved by the CVM branch of the FDA, the U.S. Department of Agriculture, or USDA, or the European Medicines Agency, or EMA. If we are required to further fund our operations, we expect to do so through public or private equity offerings, debt financings, corporate collaborations and licensing arrangements. We cannot assure you that such funds will be available on terms favorable to us, if at all. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, we may never successfully complete development of, obtain adequate patent protection for, obtain necessary regulatory approval, or achieve commercial viability for any product candidate. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations, and we may be unable to continue as a going concern.

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
There have been no significant changes to our critical accounting policies since the beginning of our fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Result of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with SEC on March 13, 2015.

Results of Operations
The following table summarizes the results of our operations for the periods indicated:

	Three months ended March 31,
	2015	2014
	(In thousands)
Operating expenses:
Research and development	$4,809	$4,498
General and administrative	1,953	1,679
Total operating expenses	6,762	6,177
Loss from operations	(6,762)	(6,177)
Interest income	30	9
Net loss	$(6,732)	$(6,168)

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
Research and development expense was as follows for the periods indicated:

	Three months ended March 31,
	2015	2014
	(In thousands)
Payroll and related	$1,900	$564
Consulting	331	498
Field trial costs, including materials	1,506	2,634
Stock-based compensation	464	328
Other	608	474
	$4,809	$4,498

During the three months ended March 31, 2015, research and development expense related primarily to advancing the development of our lead product candidate, SentiKind, as well as KIND-012 for fever in horses and KIND-010 for management of weight loss in cats. During this period we completed a Target Animal Safety Study and sourced the manufacture of material necessary for regulatory approval. We also initiated additional manufacturing work in preparation for commercialization of our first product candidates. We continue to advance additional product candidates in our small molecule programs as well as continue to advance our biologics program by building an in-house team to focus on setting-up a manufacturing process for our potential biologic candidates.
Research and development expenses for the three months ended March 31, 2015, increased 7% to $4,809,000 compared with $4,498,000 for the same period in 2014. The higher expenses were primarily driven by the increase in payroll and related expenses of $1,336,000 as we continue to staff up the organization to advance our development programs including manufacturing activities, offset by lower field trial costs of approximately $1,128,000 as we discontinued the development of CereKin and AtoKin. In addition, our other product development programs and stock-based compensation expense increased by approximately $134,000 and $136,000, respectively, offset by lower consulting expenses. Outsourced research and development expenses related to our SentiKind, KIND-010, KIND-012 and other product development programs for the three months ended March 31, 2015 were $736,000, $344,000, $439,000 and $357,000, respectively. Outsourced research and development expense consists primarily of costs related to manufacturing supplies, field trials, studies and consulting.
During the three months ended March 31, 2014, research and development expense related primarily to advancing the development of CereKin. We also initiated our field trials for Atokin and SentiKind and sourced the manufacture of material necessary for regulatory approval. During the quarter, we initiated additional manufacturing work and also continued to advance additional product candidates in our small candidate programs as well as continued to advance our biologics program. Outsourced research and development expense related to our product development programs for CereKin, AtoKin and SentiKind for the three months ended March 31, 2014 were $1,140,000, $1,044,000, and $908,000, respectively, and $534,000 for our other product development programs.
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
General and Administrative Expense
General and administrative expense was as follows for the periods indicated:

	Three months ended March 31,
	2015	2014
	(In thousands)
Payroll and related	$373	$297
Consulting and legal fees	481	176
Stock-based compensation	614	749
Other	485	457
	$1,953	$1,679
General and administrative expenses for the three months ended March 31, 2015, increased by 16% to $1,953,000 compared with $1,679,000 for the same period in 2014. The increase in general and administrative expense was related primarily to salaries, professional and consulting fees for legal, accounting and tax services, costs of being a public company, rent and other facilities costs, and other general business services, offset in part by lower stock-based compensation expense. We expect general and administrative expense to increase as we continue to increase our headcount and build our corporate infrastructure.

Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets.  Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of March 31, 2015, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in September 2012 through March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $38,204,000. Since inception, we raised a total of $125,023,000, net of offering costs, through public offerings of our common stock and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering). As of March 31, 2015, we had cash, cash equivalents and short-term investments of $94,589,000. We believe that our cash, cash equivalents and short-term investments balances as of March 31, 2015, are sufficient to fund our planned operations for at least the next 24 months.
Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Three months ended March 31,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(6,403)	$(4,793)
Net cash used in investing activities	$(1,159)	$(24,027)
Net cash provided by financing activities	$11	$4
Net cash used in operating activities
During the three months ended March 31, 2015, net cash used in operating activities was $6,403,000. Net cash used in operating activities resulted primarily from our net loss of $6,732,000 and changes in operating assets and liabilities of $815,000, partially offset by non-cash, stock-based compensation of $1,078,000.
During the three months ended March 31, 2014, net cash used in operating activities was $4,793,000. Net cash used in operating activities resulted primarily from our net loss of $6,168,000, partially offset by non-cash, stock-based compensation of $1,077,000 and changes in operating assets and liabilities of $294,000.
Net cash used investing activities
During the three months ended March 31, 2015, net cash used in investing activities was $1,159,000, which resulted from $25,128,000 related to the purchase of marketable securities and $31,000 related to purchases of property and equipment, partially offset by proceeds from maturities of marketable securities of $21,000,000 and sales of investments of $3,000,000.
During the three months ended March 31, 2014, net cash used in investing activities was $24,027,000 and related to the purchase of marketable securities of $24,008,000 and property and equipment of $19,000.

Net cash provided by financing activities
During the three months ended March 31, 2015, net cash provided by financing activities consisted of $11,000 from the exercise of stock options.
During the three months ended March 31, 2014, net cash provided by financing activities of $4,000 resulted from the exercise of stock options.
Future Funding Requirements
We anticipate that we will continue to incur losses for the next several years due to expenses relating to:

•	pivotal trials of our product candidates;

•	toxicology (target animal safety) studies for our product candidates;

•	small molecule manufacturing;

•	establishment of biologics manufacturing capability; and

•	commercialization of one or more of our product candidates, if approved.

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
Contractual Obligations
In April 2014, we entered into noncancelable operating leases for laboratory space and office space and in January 2015 we amended one of the operating leases to include additional lab space. Under the operating leases we are obligated to make minimum lease payments totaling $809,000 through July 2019 the timing of which is described in more detail in the notes to the condensed financial statements.
In March 2014, we entered into a license agreement under which we made an up-front payment and were obligated to make annual payments and, subject to certain terms and conditions, milestone payments upon achievement of development milestones and a royalty based on sales of products developed under the agreement. In January 2015, we terminated this agreement because our internal technologies made the licensed technology redundant.

Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recently Issued Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the new guidance and have not determined the impact this standard may have on our condensed financial statements.

We do not believe there are any other recently issued standards not yet effective that will have a material impact on our financial statements when the standards become effective.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments.
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our short-term investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of March 31, 2015, our cash equivalents and short-term investments are invested in money market funds, U.S. treasury bills and U.S treasury bonds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
We do not currently have exposure to foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer (the “Certifying Officer”), evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officer has concluded, that, as of the end of the period covered by this report:
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 13, 2015. There have been no material changes to those Risk Factors.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Interim Chief Financial Officer.
32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Interim Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 8, 2015

Kindred Biosciences, Inc.

By:	/s/ Richard Chin
Richard Chin, M.D.
President and Chief Executive Officer and Interim Chief Financial Officer