Form 10-Q
period 2015-06-30
Kindred Biosciences, Inc.
filed 2015-08-10
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of July 31, 2015, Kindred Biosciences, Inc. had outstanding 19,792,337 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,822	$12,969
Short-term investments	74,914	88,058
Prepaid expenses and other	443	477
Total current assets	90,179	101,504
Property and equipment, net	397	394
Other assets	30	22
Total assets	$90,606	$101,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,101	$420
Accrued compensation	948	1,457
Accrued liabilities	782	975
Total current liabilities	2,831	2,852
Long-term liability	37	44
Total liabilities	2,868	2,896

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,792,337 and 19,724,482 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	132,824	130,521
Accumulated other comprehensive loss	(1)	(27)
Accumulated deficit	(45,087)	(31,472)
Total stockholders' equity	87,738	99,024
Total liabilities and stockholders' equity	$90,606	$101,920

The accompanying notes are an integral part of these condensed financial statements.

Kindred Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$4,991	$5,639	$9,800	$10,137
General and administrative	1,921	2,504	3,874	4,183
Total operating expenses	6,912	8,143	13,674	14,320
Loss from operations	(6,912)	(8,143)	(13,674)	(14,320)
Interest income	29	33	59	42
Net loss	(6,883)	(8,110)	(13,615)	(14,278)
Change in unrealized gains or losses on available-for-sale securities	9	(14)	26	(14)
Comprehensive loss	$(6,874)	$(8,124)	$(13,589)	$(14,292)

Net loss per share, basic and diluted	$(0.35)	$(0.42)	$(0.69)	$(0.80)
Weighted-average number of common shares outstanding, basic and diluted	19,756	19,426	19,741	17,833

The accompanying notes are an integral part of these condensed financial statements.

Kindred Biosciences, Inc.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(13,615)	$(14,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,097	2,253
Depreciation and amortization expense	72	13
Amortization of premium on marketable securities	52	—
Changes in operating assets and liabilities:
Prepaid expenses and other	34	(373)
Other assets	(8)	—
Accounts payable	681	1,022
Accrued liabilities and accrued compensation	(709)	460
Net cash used in operating activities	(11,396)	(10,903)
Cash Flows from Investing Activities
Purchase of short-term investments	(35,882)	(106,125)
Sale of short-term investments	3,000	—
Maturities of short-term investments	46,000	3,000
Purchase of property and equipment	(75)	(110)
Net cash provided by (used in) investing activities	13,043	(103,235)
Cash Flows from Financing Activities
Exercise of stock options and purchase of ESPP shares	206	82
Net proceeds from sale of common stock	—	58,065
Net cash provided by financing activities	206	58,147
Net change in cash and cash equivalents	1,853	(55,991)
Cash and cash equivalents at beginning of period	12,969	65,329
Cash and cash equivalents at end of period	$14,822	$9,338

Supplemental disclosure of non-cash financing activities:
Issuance of common stock and stock options for accrued consulting expenses	$—	$303
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
Liquidity
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and begin to commercialize any approved products. To date, we have been funded primarily through sales of our former convertible preferred stock, the sale of our common stock in our initial public offering in December 2013 and the sale of our common stock in our April 2014 follow-on public offering. We believe that our cash, cash equivalents and short-term investments totaling $89,736,000 as of June 30, 2015, are sufficient to fund our planned operations for at least the next 24 months.
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
Reclassification

Certain prior period amounts have been reclassified to conform to the classifications used to prepare the condensed financial statements for the period ended June 30, 2015. The reclassification had no material impact on the Company’s financial position, results of operations or cash flows as previously reported.

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

Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of June 30, 2015
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$14,586	$14,586	$—	$—
Short-term investments:
U.S. treasury bills	29,145	—	29,145	—
U.S. federal agency notes	6,754	—	6,754	—
U.S. treasury bonds and notes	39,015	—	39,015	—
	$89,500	$14,586	$74,914	$—

	Fair Value Measurements as of December 31, 2014
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$834	$834	$—	$—
Short-term investments:
U.S. treasury bills	5,998	—	5,998	—
U.S. treasury bonds and notes	82,060	—	82,060	—
	$88,892	$834	$88,058	$—

There were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy at June 30, 2015 or December 31, 2014.
At June 30, 2015 and December 31, 2014, we did not have any financial liabilities which were measured at fair value on a recurring basis.

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

The fair value of available-for-sale short-term investments by type of security at June 30, 2015 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills	$29,132	$16	$(3)	$29,145
U.S. federal agency notes	6,755	—	(1)	6,754
U.S. treasury bonds and notes	39,028	28	(41)	39,015
	$74,915	$44	$(45)	$74,914

The fair value of available-for-sale short-term investments by type of security at December 31, 2014 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills	$5,994	$4	$—	$5,998
U.S. treasury bonds and notes	82,091	—	(31)	82,060
	$88,085	$4	$(31)	$88,058

4.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Research and development costs	$581	$715
Other expenses	185	247
Deferred rent	53	57
	819	1,019
Less current portion	(782)	(975)
Long-term liability (deferred rent)	$37	$44

5.    Stock-Based Awards and Common Stock
The table below shows the number of shares of common stock underlying options granted to employees, directors and consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

Stock Option Plan	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Shares underlying options granted	165,900	182,750	812,233	946,963
Weighted-average exercise price	$6.31	$19.64	$6.68	$16.64
Weighted average risk- free interest rate	1.68%	2.02%	1.49%	1.60%
Weighted average expected term (years)	6.3	6.1	6.1	6.1
Weighted average expected volatility	92%	90%	96%	90%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$4.81	$14.71	$5.16	$12.36
Our Employee Stock Purchase Plan (the "Stock Purchase Plan"), adopted in December 2014, permits eligible employees to purchase common stock at a discount through payroll deductions during defined six-month consecutive offering periods beginning December 1 with the exception of our first offering period which commenced on January 1, 2015 for a five month duration. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. A total of 200,000 shares of common stock are authorized for issuance under the Stock Purchase Plan. A participant may purchase a maximum of 2,000 shares of common stock during each offering period, not to exceed $25,000 worth of common stock on the offering date during each calendar year. We use the Black-Scholes option pricing model, in combination with the discounted employee price, in determining the value of the Stock Purchase Plan expense to be recognized during each offering period. The following assumptions were used in the Black-Scholes option pricing model to calculate employee stock-based compensation:

Stock Purchase Plan	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Weighted average risk-free interest rate	0.07%	—	0.07%	—
Weighted average expected term (years)	0.5	—	0.5	—
Weighted average expected volatility	88%	—	73%	—
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$2.23	—	$2.14	—
Under the Stock Purchase Plan, employees purchased 26,772 shares of common stock for $147,000 during the six months ended June 30, 2015. At June 30, 2015, we had an outstanding liability of $24,000, which is included in accrued compensation on the condensed balance sheet, for employee contributions to the Stock Purchase Plan for shares pending issuance at the end of the next offering period.

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Research and development	$468	$361	$932	$689
General and administrative	551	815	1,165	1,564
	$1,019	$1,176	$2,097	$2,253
We had an aggregate of approximately $10,359,000 of unrecognized stock-based compensation expense for options outstanding and the Stock Purchase Plan as of June 30, 2015 which is expected to be recognized over a weighted-average period of 2.9 years.

6.    Commitments and Contingencies
In March 2014, we entered into a license agreement under which we made an up-front payment and were obligated to make annual payments and, subject to certain terms and conditions, milestone payments upon achievement of development milestones and a royalty based on sales of products developed under the agreement. We terminated this agreement in January 2015.
In April 2014, we entered into new noncancelable operating leases for laboratory space and office space through November 2017. In January 2015, we amended a lease to expand the laboratory space for an additional 2,431 square feet and in July 2015, we expanded the laboratory space by an additional 131 square feet. In June 2015, we entered into a new noncancelable operating lease for 3,126 square feet of office space in San Diego, California. In addition, we have two equipment leases, one expiring in July 2017 and the other expiring in July 2019.
As of June 30, 2015, we are obligated to make minimum lease payments under noncancelable operating leases as follows (in thousands):

Year ending December 31,	Lease Payments
2015 (remaining of year)	$193
2016	414
2017	336
2018	98
2019	75
Total	$1,116
7.    Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic and diluted net loss per share:
Numerator:
Net loss	$(6,883)	$(8,110)	$(13,615)	$(14,278)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	19,756	19,426	19,741	17,833
Net loss per share, basic and diluted	$(0.35)	$(0.42)	$(0.69)	$(0.80)

There was no difference between the Company’s net loss and the net loss attributable to common stockholders for all periods presented.
Stock options to purchase 3,060,669 shares of common stock as of June 30, 2015, were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2015, because their effect was anti-dilutive.
Stock options and unvested restricted stock awards to purchase 2,287,590 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2014, because their effect was anti-dilutive.

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

These forward-looking statements are based on our current expectations. These statements are not promises or guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: our limited operating history and expectations of losses for the foreseeable future; the absence of revenue from our product candidates for the foreseeable future; our potential inability to obtain any necessary additional financing; our substantial dependence on the success of our lead product candidates, which may not be successfully commercialized even if they are approved for marketing; the effect of competition; our potential inability to obtain regulatory approval for our existing or future product candidates; our dependence on third parties to conduct some of our development activities; our dependence upon third-party manufacturers for supplies of our product candidates; uncertainties regarding the outcomes of trials pertaining to our product candidates; our potential failure to attract and retain senior management and key scientific personnel; uncertainty about our ability to develop a satisfactory sales organization; our significant costs of operating as a public company; our potential inability to obtain patent protection and other intellectual property protection for our product candidates; potential claims by third parties alleging our infringement of their patents and other intellectual property rights; our potential failure to comply with regulatory requirements, which are subject to change on an ongoing basis; the potential volatility of our stock price; and the significant control over our business by our principal stockholders and management.

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

In 2014, we initiated a pivotal trial of SentiKind (flupirtine), our lead product candidate, for the treatment of post-operative pain in dogs. Enrollment for the study has recently been completed and we expect to report topline results in the fourth quarter of this year. The Chemical, Manufacturing, and Controls technical section of the New Animal Drug Application (NADA) was submitted at the end of the second quarter of this year. We have also completed a Target Animal Safety Study and are continuing the rolling submission of the NADA technical sections for SentiKind. We continue to conduct pilot studies of the active ingredient in SentiKind in several other indications across multiple species.

In March 2015, we announced a positive randomized, blinded, placebo-controlled pilot study investigating KIND-012 for fever in horses. In April 2015, we received a protocol concurrence from the U.S. Food and Drug Administration, or FDA, on the pivotal field study for KIND-012 and have since initiated multiple clinical sites across the U.S. The study is halfway enrolled and topline results for the pivotal trial are expected at the end of 2015 or early 2016. We recently received a protocol concurrence from the FDA for the Target Animal Safety Study for KIND-012 and will be initiating this study in the third quarter of this year.

The Pharmacokinetic, or PK, study of KIND-010 for management of weight loss in cats has been completed, with positive efficacy signal, as evidenced by increase in weight. A randomized, placebo-controlled pilot study of KIND-010 is currently in the enrollment phase. If the pilot study is positive, the pivotal field study will be initiated this year. Topline results for the pivotal trial are expected in 2016.

The initial pilot study of KIND-011 for metabolic syndrome in horses has been completed. Based on the results, we anticipate advancing the program.

Our feline erythropoietin program is advancing rapidly. The initial laboratory study has been completed, with a positive efficacy signal, as evidenced by increased reticulocyte formation. We expect to initiate Good Manufacturing Practice, or GMP, manufacturing activities shortly.

The PK study for the anti-TNF antibody has been completed with favorable pharmacokinetics and we expect to initiate GMP manufacturing activities shortly.

The checkpoint inhibitor programs are making strong progress, as well as multiple other biologics programs that are in early-stage development.

Some of our pivotal trials, such as KIND-012 for treatment of fever in horses, may be conducted under Protocol Concurrences granted by the FDA while other studies, such as SentiKind for postoperative pain in dogs, are performed without a Protocol Concurrence. Protocol Concurrences are not required, but where they are granted by the FDA, they demonstrate that the FDA agrees that the design and analyses proposed in a protocol are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied. Although the FDA’s Center for Veterinary Medicine, or the CVM, has not concurred with our proposed SentiKind protocol, we have modified the SentiKind pivotal trial protocol in accordance with comments provided by the CVM on our Protocol Concurrence request and have proceeded with the trial without obtaining a formal FDA Protocol Concurrence. Nonetheless, the CVM may not accept the pivotal study.

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

We are an early stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred cumulative net losses of $45,087,000 through June 30, 2015. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings, most recently our initial public offering in December 2013 provided us with net proceeds of $54,871,000 and a follow-on public offering in April 2014 provided us with net proceeds of $58,065,000. As of June 30, 2015, we had cash, cash equivalents and short-term investments of $89,736,000.

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

Results of Operations
The following table summarizes the results of our operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Operating expenses:
Research and development	$4,991	$5,639	$9,800	$10,137
General and administrative	1,921	2,504	3,874	4,183
Total operating expenses	6,912	8,143	13,674	14,320
Loss from operations	(6,912)	(8,143)	(13,674)	(14,320)
Interest income	29	33	59	42
Net loss	$(6,883)	$(8,110)	$(13,615)	$(14,278)

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
Research and development expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Payroll and related	$1,925	$1,122	72%	3,825	1,686	127%
Consulting	429	481	(11)%	760	979	(22)%
Field trial costs, including materials	1,576	3,432	(54)%	3,082	6,066	(49)%
Stock-based compensation	468	361	30%	932	689	35%
Other	593	243	144%	1,201	717	68%
	$4,991	$5,639	(11)%	$9,800	$10,137	(3)%

During the three and six months ended June 30, 2015, research and development expense related primarily to advancing the development of our lead product candidate, SentiKind, as well as KIND-012 for fever in horses and KIND-010 for management of weight loss in cats. During this period we completed a Target Animal Safety Study and sourced the manufacture of material necessary for regulatory approval. We also initiated additional manufacturing work in preparation for commercialization of our first product candidates. We continue to advance additional product candidates in our small molecule programs as well as continue to advance our biologics program by building an in-house team to focus on setting-up a manufacturing process for our potential biologic candidates.
Research and development expenses for the three months ended June 30, 2015, decreased by 11% to $4,991,000 compared with $5,639,000 for the same period in 2014. The lower expenses were primarily driven by the decrease in field trial costs of approximately $1,856,000 as we discontinued the development of CereKin and AtoKin which were offset in part by costs associated with our KIND-010 and KIND-012 pivotal studies. Payroll and related expenses increased by $803,000 due to increased headcount. In addition, our biologics programs and other research expenses as well as stock-based compensation expense increased by approximately $350,000 and $107,000, respectively. Outsourced research and development expenses related to our SentiKind, KIND-010, KIND-012 and other product development programs for the three months ended June 30, 2015 were $873,000, $369,000, $247,000 and $475,000, respectively. Outsourced research and development expense consists primarily of costs related to manufacturing supplies, field trials, studies and consulting.
Research and development expenses for the six months ended June 30, 2015, decreased by 3% to $9,800,000 compared with $10,137,000 for the same period in 2014. The lower expenses were primarily driven by the decrease in field trial costs of approximately $2,984,000 as we discontinued the development of CereKin and AtoKin which were offset in part by costs associated with our KIND-010 and KIND-012 pivotal studies and other research programs. Payroll and related expenses increased by $2,139,000 due to increased headcount as we continue to bring in-house our development activities resulting in lower consulting expense of $219,000. In addition, our biologics programs and other research expenses as well as stock-based compensation expense increased by approximately $484,000 and $243,000, respectively. Outsourced research and development expense related to our product development programs for SentiKind, KIND-010, KIND-012 and other product development programs for the six months ended June 30, 2015 were $1,608,000, $713,000, $687,000 and $832,000, respectively.
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
General and Administrative Expense
General and administrative expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2.015	2.014	% Change
	(In thousands)
Payroll and related	$531	$408	30%	904	705	28%
Consulting, legal fees and professional services	311	700	(56)%	792	876	(10)%
Stock-based compensation	551	815	(32)%	1,165	1,564	(26)%
Corporate and marketing expenses	251	375	(33)%	579	679	(15)%
Other	277	206	34%	434	359	21%
	$1,921	$2,504	(23)%	3,874	4,183	(7)%

General and administrative expenses for the three months ended June 30, 2015 decreased by 23% to $1,921,000 compared with $2,504,000 for the same period in 2014. The decrease in general and administrative expense was related to lower professional and consulting fees as we bring in-house our administrative activities and lower stock-based compensation expense as well as marketing and corporate expenses. The decrease was offset in part by higher payroll and related expenses due to increased headcount.
General and administrative expenses for the six months ended June 30, 2015 decreased by 7% to $3,874,000 compared with $4,183,000 for the same period in 2014. The decrease in general and administrative expense was related to lower stock-based compensation expense, consulting fees and marketing and corporate expenses. The decrease was offset in part by higher payroll and related expenses due to increased headcount and other general business expenses. We expect general and administrative expense to increase as we continue to increase our headcount and build our corporate infrastructure.
Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets.  Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of June 30, 2015, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in September 2012 through June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $45,087,000. Since inception, we raised a total of $125,023,000, net of offering costs, through public offerings of our common stock and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering). As of June 30, 2015, we had cash, cash equivalents and short-term investments of $89,736,000. We believe that our cash, cash equivalents and short-term investments balances as of June 30, 2015, are sufficient to fund our planned operations for at least the next 24 months.
Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Six months ended June 30,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(11,396)	$(10,903)
Net cash provided by (used in) investing activities	$13,043	$(103,235)
Net cash provided by financing activities	$206	$58,147
Net cash used in operating activities
During the six months ended June 30, 2015, net cash used in operating activities was $11,396,000. Net cash used in operating activities resulted primarily from our net loss of $13,615,000 and changes in operating assets and liabilities of $2,000, offset by non-cash, stock-based compensation of $2,097,000.
During the six months ended June 30, 2014, net cash used in operating activities was $10,903,000. Net cash used in operating activities resulted primarily from our net loss of $14,278,000, partially offset by non-cash, stock-based compensation of $2,253,000 and changes in operating assets and liabilities of $1,109,000.
Net cash provided by (used in) investing activities
During the six months ended June 30, 2015, net cash provided by investing activities was $13,043,000, which resulted from proceeds from maturities of marketable securities of $46,000,000 and sales of investments of $3,000,000, partially offset by $35,882,000 related to the purchase of marketable securities and $75,000 related to purchases of property and equipment.
During the six months ended June 30, 2014, net cash used in investing activities was $103,235,000 and related to the purchase of marketable securities of $106,125,000 and property and equipment of $110,000, partially offset by proceeds from maturities of marketable securities of $3,000,000.
Net cash provided by financing activities
During the six months ended June 30, 2015, net cash provided by financing activities consisted of $206,000 from the exercise of stock options and purchase of ESPP shares.
During the six months ended June 30, 2014, net cash provided by financing activities of $58,147,000 consisted of $82,000 from the exercise of stock options and $58,065,000 in net proceeds from the sale of common stock.
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
Contractual Obligations

In April 2014, we entered into noncancelable operating leases for laboratory space and office space and in January 2015 as well as July 2015, we amended one of the operating leases to include additional lab space. In June 2015, we entered into a noncancelable operating lease for office space in San Diego, California. Under the operating leases we are obligated to make minimum lease payments totaling $1,116,000 through July 2019 the timing of which is described in more detail in the notes to the condensed financial statements.
In March 2014, we entered into a license agreement under which we made an up-front payment and were obligated to make annual payments and, subject to certain terms and conditions, milestone payments upon achievement of development milestones and a royalty based on sales of products developed under the agreement. In January 2015, we terminated this agreement since our internal technologies made the licensed technology redundant.

Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our short-term investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of June 30, 2015, our cash equivalents and short-term investments are invested in money market funds, U.S. treasury bills and U.S treasury bonds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 10, 2015

Kindred Biosciences, Inc.

By:	/s/ Richard Chin
Richard Chin, M.D.
President and Chief Executive Officer and Interim Chief Financial Officer