Form 10-Q
period 2015-09-30
Kindred Biosciences, Inc.
filed 2015-11-09
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of October 30, 2015, Kindred Biosciences, Inc. had outstanding 19,809,380 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,539	$12,969
Short-term investments	79,047	88,058
Prepaid expenses and other	449	477
Total current assets	84,035	101,504
Property and equipment, net	608	394
Other assets	30	22
Total assets	$84,673	$101,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$285	$420
Accrued compensation	1,568	1,457
Accrued liabilities	1,120	975
Total current liabilities	2,973	2,852
Long-term liability	46	44
Total liabilities	3,019	2,896

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,792,337 and 19,724,482 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	133,830	130,521
Accumulated other comprehensive income (loss)	4	(27)
Accumulated deficit	(52,182)	(31,472)
Total stockholders' equity	81,654	99,024
Total liabilities and stockholders' equity	$84,673	$101,920

The accompanying notes are an integral part of these condensed financial statements.

Kindred Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$5,033	$3,755	$14,833	$13,892
General and administrative	2,095	2,342	5,969	6,525
Total operating expenses	7,128	6,097	20,802	20,417
Loss from operations	(7,128)	(6,097)	(20,802)	(20,417)
Interest income	33	25	92	67
Net loss	(7,095)	(6,072)	(20,710)	(20,350)
Change in unrealized gains or losses on available-for-sale securities	5	24	31	10
Comprehensive loss	$(7,090)	$(6,048)	$(20,679)	$(20,340)

Net loss per share, basic and diluted	$(0.36)	$(0.31)	$(1.05)	$(1.10)
Weighted-average number of common shares outstanding, basic and diluted	19,792	19,713	19,758	18,467

The accompanying notes are an integral part of these condensed financial statements.

Kindred Biosciences, Inc.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(20,710)	$(20,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,103	3,518
Depreciation and amortization expense	108	29
Amortization of premium on marketable securities	128	49
Changes in operating assets and liabilities:
Prepaid expenses and other	28	(540)
Other assets	(8)	(22)
Accounts payable	(135)	55
Accrued liabilities and accrued compensation	258	461
Net cash used in operating activities	(17,228)	(16,800)
Cash Flows from Investing Activities
Purchase of short-term investments	(81,086)	(128,142)
Sale of short-term investments	3,000	—
Maturities of short-term investments	87,000	30,000
Purchase of property and equipment	(322)	(211)
Net cash provided by (used in) investing activities	8,592	(98,353)
Cash Flows from Financing Activities
Exercise of stock options and purchase of ESPP shares	206	83
Net proceeds from sale of common stock	—	58,065
Net cash provided by financing activities	206	58,148
Net change in cash and cash equivalents	(8,430)	(57,005)
Cash and cash equivalents at beginning of period	12,969	65,329
Cash and cash equivalents at end of period	$4,539	$8,324

Supplemental disclosure of non-cash financing activities:
Issuance of common stock and stock options for accrued consulting expenses	$—	$303
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
Liquidity
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and begin to commercialize any approved products. To date, we have been funded primarily through sales of our former convertible preferred stock, the sale of our common stock in our initial public offering in December 2013 and the sale of our common stock in our April 2014 follow-on public offering. We believe that our cash, cash equivalents and short-term investments totaling $83,586,000 as of September 30, 2015, are sufficient to fund our planned operations for at least the next 24 months.
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

Comprehensive Loss
Our comprehensive loss includes the change in unrealized gains or losses on available-for-sale securities. The cumulative amount of gains or losses are reflected as a separate component of stockholders' equity in the condensed balance sheets as accumulated other comprehensive income (loss).
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

Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of September 30, 2015
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$4,344	$4,344	$—	$—
Short-term investments:
U.S. treasury bills	34,147	—	34,147	—
U.S. federal agency notes	13,571	—	13,571	—
U.S. treasury bonds and notes	31,329	—	31,329	—
	$83,391	$4,344	$79,047	$—

	Fair Value Measurements as of December 31, 2014
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$834	$834	$—	$—
Short-term investments:
U.S. treasury bills	5,998	—	5,998	—
U.S. treasury bonds and notes	82,060	—	82,060	—
	$88,892	$834	$88,058	$—

There were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy at September 30, 2015 or December 31, 2014.
At September 30, 2015 and December 31, 2014, we did not have any financial liabilities which were measured at fair value on a recurring basis.

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

The fair value of available-for-sale short-term investments by type of security at September 30, 2015 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills	$34,133	$15	$(1)	$34,147
U.S. federal agency notes	13,571	1	(1)	13,571
U.S. treasury bonds and notes	31,339	24	(34)	31,329
	$79,043	$40	$(36)	$79,047

The fair value of available-for-sale short-term investments by type of security at December 31, 2014 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills	$5,994	$4	$—	$5,998
U.S. treasury bonds and notes	82,091	—	(31)	82,060
	$88,085	$4	$(31)	$88,058

4.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Research and development costs	$793	$715
Other expenses	317	247
Deferred rent	56	57
	1,166	1,019
Less current portion	(1,120)	(975)
Long-term liability (deferred rent)	$46	$44

5.    Stock-Based Awards and Common Stock
The table below shows the number of shares of common stock underlying options granted to employees, directors and consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

Stock Option Plan	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Shares underlying options granted	32,500	117,500	844,733	1,064,463
Weighted-average exercise price	$6.37	$16.60	$6.67	$16.63
Weighted average risk- free interest rate	1.78%	1.90%	1.50%	1.71%
Weighted average expected term (years)	6.3	6.1	6.1	6.3
Weighted average expected volatility	90%	90%	96%	90%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$4.80	$12.42	$5.14	$12.37
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

Stock Purchase Plan	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Weighted average risk-free interest rate	—	—	0.07%	—
Weighted average expected term (years)	—	—	0.5	—
Weighted average expected volatility	—	—	73%	—
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	—	—	$2.14	—
Under the Stock Purchase Plan, employees purchased 26,772 shares of common stock for $147,000 during the nine months ended September 30, 2015. At September 30, 2015, we had an outstanding liability of $97,000, which is included in accrued compensation on the condensed balance sheet, for employee contributions to the Stock Purchase Plan for shares pending issuance at the end of the next offering period.

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Research and development	$439	$376	$1,371	$1,065
General and administrative	567	889	1,732	2,453
	$1,006	$1,265	$3,103	$3,518
We had an aggregate of approximately $9,302,000 of unrecognized stock-based compensation expense for options outstanding and the Stock Purchase Plan as of September 30, 2015 which is expected to be recognized over a weighted-average period of 2.7 years.

6.    Commitments and Contingencies
In March 2014, we entered into a license agreement under which we made an up-front payment and were obligated to make annual payments and, subject to certain terms and conditions, milestone payments upon achievement of development milestones and a royalty based on sales of products developed under the agreement. We terminated this agreement in January 2015.
In April 2014, we entered into new noncancelable operating leases for laboratory space and office space through November 2017. In January 2015, we amended a lease to expand the laboratory space for an additional 2,431 square feet and in July 2015, we expanded the laboratory space by an additional 131 square feet. In June 2015, we entered into a new noncancelable operating lease for 3,126 square feet of office space in San Diego, California. In addition, we have three equipment leases, expiring in July 2017, July 2019 and July 2020, respectively.
As of September 30, 2015, we are obligated to make minimum lease payments under noncancelable operating leases as follows (in thousands):

Year ending December 31,	Lease Payments
2015 (remaining of year)	$104
2016	417
2017	341
2018	103
2019 and beyond	82
Total	$1,047
7.    Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic and diluted net loss per share:
Numerator:
Net loss	$(7,095)	$(6,072)	$(20,710)	$(20,350)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	19,792	19,713	19,758	18,467
Net loss per share, basic and diluted	$(0.36)	$(0.31)	$(1.05)	$(1.10)

There was no difference between the Company’s net loss and the net loss attributable to common stockholders for all periods presented.
Stock options to purchase 3,078,065 shares of common stock as of September 30, 2015, were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2015, because their effect was anti-dilutive.
Stock options and unvested restricted stock awards to purchase 2,390,090 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2014, because their effect was anti-dilutive.

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

Overview
We are an early stage biopharmaceutical company focused on saving and improving the lives of pets. Our mission is to bring to our pets the same kinds of safe and effective medicines that our human family members enjoy. Our core strategy is to identify compounds and targets that have already demonstrated safety and efficacy in humans and to develop therapeutics based on these validated compounds and targets for pets, primarily dogs, cats and horses. We believe this approach will lead to shorter development times and higher approval rates than pursuing new, non-validated compounds and targets. We have three product candidates that are currently in a pivotal field efficacy trial, or pivotal trial. In addition, we have multiple other product candidates, including several biologics, in various stages of development. We believe there are significant unmet medical needs for pets, and that the pet therapeutics segment of the animal health industry is likely to grow substantially as new therapeutics are identified, developed and marketed specifically for pets.

In 2014, we initiated a pivotal trial of SentiKind (flupirtine), our lead product candidate, for the treatment of post-operative pain in dogs. Enrollment for the study has been completed and we are preparing for data readout and plans to report topline results in the coming weeks. The Chemical, Manufacturing, and Controls, or CMC, and Target Animal Safety Study technical sections of the New Animal Drug Application, or NADA, have been submitted for this product. We continue to conduct pilot studies of the active ingredient in SentiKind in several other indications across multiple species.

In March 2015, we announced a positive randomized, blinded, placebo-controlled pilot study investigating KIND-012 for fever in horses. In April 2015, we received a protocol concurrence from the U.S. Food and Drug Administration, or FDA, on the pivotal field study for KIND-012. The study is now fully enrolled and topline results for the pivotal trial are expected in the coming weeks. We have completed the in-life portion of the Target Animal Safety Study and is currently preparing the CMC technical section of the NADA.

The Pharmacokinetic, or PK, study of KIND-010 for management of weight loss in cats has been completed, with positive efficacy signal, as evidenced by increase in weight. A randomized, placebo-controlled pilot study of KIND-010 was ended early due to positive efficacy signal and we have initiated the pivotal field study in October 2015. Topline results for the pivotal field study are expected in the fourth quarter of 2016.

The initial pilot study of KIND-011 for metabolic syndrome in horses has been completed and confirmed activity with the active ingredient. Based on the results, we have advanced formulation development for of an analog of KIND-011. We believe that the analog, KIND-015, will have substantially lower cost of goods than KIND-011, with similar efficacy and safety profile.

Our feline erythropoietin program is advancing rapidly. The initial laboratory study has been completed, with a positive efficacy signal, as evidenced by increased reticulocyte formation. Preparations for Good Manufacturing Practice, or GMP, manufacturing activities are underway to allow us to proceed to GMP manufacturing in early 2016.

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

We are an early stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred cumulative net losses of $52,182,000 through September 30, 2015. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings, most recently our initial public offering in December 2013 provided us with net proceeds of $54,871,000 and a follow-on public offering in April 2014 provided us with net proceeds of $58,065,000. As of September 30, 2015, we had cash, cash equivalents and short-term investments of $83,586,000.

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

Results of Operations
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$5,033	$3,755	$14,833	$13,892
General and administrative	2,095	2,342	5,969	6,525
Total operating expenses	7,128	6,097	20,802	20,417
Loss from operations	(7,128)	(6,097)	(20,802)	(20,417)
Interest income	33	25	92	67
Net loss	$(7,095)	$(6,072)	$(20,710)	$(20,350)

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
Research and development expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Payroll and related	$2,324	$1,423	63%	6,149	3,109	98%
Consulting	259	418	(38)%	1,019	1,397	(27)%
Field trial costs, including materials	1,419	1,068	33%	4,501	7,134	(37)%
Stock-based compensation	439	376	17%	1,371	1,065	29%
Other	592	470	26%	1,793	1,187	51%
	$5,033	$3,755	34%	$14,833	$13,892	7%

During the three and nine months ended September 30, 2015, research and development expense related primarily to advancing the development of our lead product candidate, SentiKind, as well as KIND-012 for fever in horses and KIND-010 for management of weight loss in cats. During this period we completed a Target Animal Safety Study and sourced the manufacture of material necessary for regulatory approval. We also initiated additional manufacturing work in preparation for commercialization of our first product candidates. We continue to advance additional product candidates in our small molecule programs as well as continue to advance our biologics program by building an in-house team to focus on setting-up a manufacturing process for our potential biologic candidates.
Research and development expenses for the three months ended September 30, 2015, increased by 34% to $5,033,000 compared with $3,755,000 for the same period in 2014. The increase in expenses were due to $901,000 in payroll and related expenses as we continue to staff up our research and development activities. In addition, our field trial costs increased by $351,000 due to costs associated with our KIND-010 and KIND-012 pivotal studies of approximately $1,267,000 offset in part by the decrease in field trial costs of approximately $1,091,000 due to the discontinued development of CereKin and AtoKin and lower SentiKind expenses. In addition, our biologics programs and other research expenses as well as stock-based compensation expense increased by approximately $122,000 and $63,000, respectively. Outsourced research and development expenses related to our SentiKind, KIND-010, KIND-012 and other product development programs for the three months ended September 30, 2015 were $185,000, $520,000, $747,000 and $184,000, respectively. Outsourced research and development expense consists primarily of costs related to manufacturing supplies, field trials, studies and consulting.
Research and development expenses for the nine months ended September 30, 2015, increased by 7% to $14,833,000 compared with $13,892,000 for the same period in 2014. Payroll and related expenses increased by $3,040,000 due to increased headcount as we continue to bring in-house our development activities resulting in lower consulting expense of $378,000. In addition, our biologics programs and other research expenses as well as stock-based compensation expense increased by approximately $606,000 and $306,000, respectively. The increased expenses were offset in part by the decrease in field trial costs of approximately $2,633,000 as we discontinued the development of CereKin and AtoKin and our SentiKind program completed enrollment in the second quarter of 2015. Outsourced research and development expense related to our product development programs for SentiKind, KIND-010, KIND-012 and other product development programs for the nine months ended September 30, 2015 were $1,794,000, $1,233,000, $1,433,000 and $1,016,000, respectively.
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
General and Administrative Expense
General and administrative expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)
Payroll and related	$535	$390	37%	1,439	1,095	31%
Consulting, legal fees and professional services	361	407	(11)%	1,153	1,283	(10)%
Stock-based compensation	567	889	(36)%	1,732	2,453	(29)%
Corporate and marketing expenses	220	496	(56)%	799	1,175	(32)%
Other	412	160	158%	846	519	63%
	$2,095	$2,342	(11)%	5,969	6,525	(9)%

General and administrative expenses for the three months ended September 30, 2015 decreased by 11% to $2,095,000 compared with $2,342,000 for the same period in 2014. The decrease in general and administrative expense was related to lower stock-based compensation expense as well as marketing and corporate expenses. The decrease was offset in part by higher payroll and related expenses due to increased headcount and other general business expenses.
General and administrative expenses for the nine months ended September 30, 2015 decreased by 9% to $5,969,000 compared with $6,525,000 for the same period in 2014. The decrease in general and administrative expense was related to lower stock-based compensation expense, consulting fees and marketing and corporate expenses. The decrease was offset in part by higher payroll and related expenses due to increased headcount and other general business expenses. We expect general and administrative expense to increase as we continue to increase our headcount and build our corporate infrastructure.
Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets.  Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of September 30, 2015, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in September 2012 through September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $52,182,000. Since inception, we raised a total of $125,023,000, net of offering costs, through public offerings of our common stock and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering). As of September 30, 2015, we had cash, cash equivalents and short-term investments of $83,586,000. We believe that our cash, cash equivalents and short-term investments balances as of September 30, 2015, are sufficient to fund our planned operations for at least the next P24M months.
Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Nine months ended September 30,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(17,228)	$(16,800)
Net cash provided by (used in) investing activities	$8,592	$(98,353)
Net cash provided by financing activities	$206	$58,148
Net cash used in operating activities
During the nine months ended September 30, 2015, net cash used in operating activities was $17,228,000. Net cash used in operating activities resulted primarily from our net loss of $20,710,000, offset by changes in operating assets and liabilities of $143,000 and non-cash, stock-based compensation of $3,103,000.
During the nine months ended September 30, 2014, net cash used in operating activities was $16,800,000. Net cash used in operating activities resulted primarily from our net loss of $20,350,000, partially offset by non-cash, stock-based compensation of $3,518,000.
Net cash provided by (used in) investing activities
During the nine months ended September 30, 2015, net cash provided by investing activities was $8,592,000, which resulted from proceeds from maturities of marketable securities of $87,000,000 and sales of investments of

$3,000,000, partially offset by $81,086,000 related to the purchase of marketable securities and $322,000 related to purchases of property and equipment.
During the nine months ended September 30, 2014, net cash used in investing activities was $98,353,000 and related to the purchase of marketable securities of $128,142,000 and property and equipment of $211,000, partially offset by proceeds from maturities of marketable securities of $30,000,000.
Net cash provided by financing activities
During the nine months ended September 30, 2015, net cash provided by financing activities consisted of $206,000 from the exercise of stock options and purchase of ESPP shares.
During the nine months ended September 30, 2014, net cash provided by financing activities of $58,148,000 consisted of $83,000 from the exercise of stock options and $58,065,000 in net proceeds from the sale of common stock.
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
Contractual Obligations

In April 2014, we entered into noncancelable operating leases for laboratory space and office space and in January 2015 as well as July 2015, we amended one of the operating leases to include additional lab space. In June 2015, we entered into a noncancelable operating lease for office space in San Diego, California. Under the operating leases we are obligated to make minimum lease payments totaling $1,047,000 through July 2020 the timing of which is described in more detail in the notes to the condensed financial statements.
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

Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments.
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our short-term investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of September 30, 2015, our cash equivalents and short-term investments are invested in money market funds, U.S. treasury bills, U.S. federal agency notes and U.S treasury bonds and notes. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 9, 2015

Kindred Biosciences, Inc.

By:	/s/ Richard Chin
Richard Chin, M.D.
President and Chief Executive Officer and Interim Chief Financial Officer