Form 10-K
period 2015-12-31
Kindred Biosciences, Inc.
filed 2016-03-04
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
(650) 701-7901
Registrant’s telephone number:

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.0001 par value.
Name of each exchange on which registered: The NASDAQ Stock Market LLC.
Securities registered pursuant to Section 12(g) of the Act: None.

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
Yes ☐ No ☑
As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $78.6 million.

The outstanding number of shares of the registrant’s common stock as of February 29, 2016 was 19,836,360.

Certain portions of the registrant’s Proxy Statement for the 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

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
Overview
We are a development-stage biopharmaceutical company focused on saving and improving the lives of pets. Our mission is to bring to our pets the same kinds of safe and effective medicines that our human family members enjoy. Our core strategy is to identify compounds and targets that have already demonstrated safety and efficacy in humans and to develop therapeutics based on these validated compounds and targets for pets, primarily dogs, cats and horses. We believe this approach will lead to shorter development times and higher approval rates than pursuing new, non-validated compounds and targets. We completed a pivotal field efficacy trial, or pivotal trial, of ZimetaTM (dipyrone injection) with positive topline results and have submitted to the U.S. Food and Drug Administration, or FDA, the Chemistry, Manufacturing and Controls, or CMC, and the Effectiveness technical sections of the New Animal Drug Application, or NADA. We also have another product candidate, KIND-010, that is currently in pivotal trial, and expect to announce results of the study mid-year 2016. We expect approval of one or more of these product candidates starting as early as 2017. In addition, we have multiple other product candidates, including several biologics, in various stages of development. We believe there are significant unmet medical needs for pets, and that the pet therapeutics segment of the animal health industry is likely to grow substantially as new therapeutics are identified, developed and marketed specifically for pets.
Our lead product candidates are Zimeta, previously known as KIND-012, for the treatment of fever in horses and KIND-010 for management of weight loss in cats.
We are currently developing product candidates for over 20 indications, with the potential to launch two or more products annually. Our near-term focus is on equine small molecule products and canine and feline biologics products.
We plan to commercialize our equine products in the United States through a direct sales force complemented by selected distributor relationships, and in the EU through distributors and other third parties. We plan to commercialize our canine and feline products in the United States through a direct sales force complemented by selected distributor relationships or through a commercial partner, and in the EU through distributors and other third parties. Because we seek to identify product candidates that are not protected by third-party patents, we typically do not need to obtain licenses or make any upfront, milestone or royalty payments in connection with our product candidates.
Relative to human drug development, the development of pet therapeutics is generally faster and less expensive, since it requires fewer clinical studies involving fewer subjects and can be conducted directly in the target species. For example, studies that are typically required for approval of human drugs such as QTc studies, which detect cardiac irregularities, elderly patient studies, renal impairment studies, hepatic impairment studies or costly, long-term genotoxicity studies are not required for pet therapeutics. Based on our progress since inception in September 2012, we believe we can develop pet therapeutics from the Investigational New Animal Drug, or INAD, filing with the FDA to marketing approval in three to five years at an average cost of approximately $5 million per product candidate. The lower cost associated with the development of pet therapeutics permits us to pursue multiple product candidates simultaneously and avoid the binary outcome associated with the development of a single lead therapy by some human biotechnology companies. Because we typically develop drugs that have successfully been developed for humans, the active ingredients in many of our small molecule product candidates also have established CMC which are important gating factors in the regulatory approval process. As a result, we usually do not need to invest in active pharmaceutical ingredient, or API, process development to comply with good manufacturing practices, or GMP, standards for our small molecule product candidates, and we can often advance our programs more rapidly than if we were pursuing new chemical entities.
We estimate that the total U.S. market for veterinary care was approximately $15.7 billion in 2015, an increase of 70% from 2006. We believe there are many unmet or underserved medical needs and that the pet therapeutics portion of the market can grow significantly as new, safe and effective therapeutics are identified, developed and marketed. We expect continued market growth as new pet therapeutics are developed and owners grow more familiar with the treatment of pets with such therapeutics.

We are targeting the equine market in the near term because we have promising products for the equine space and because we believe that it shares many similarities with the orphan human market. There are fewer horses than dogs or cats, but the willingness to pay is substantially higher. In addition, the cost of building a commercial infrastructure is much less for the equine market. We believe that a dozen or fewer sale representatives are sufficient to launch and support an equine product nationally,
Our management team’s extensive experience in both human and animal drug development has enabled us to quickly establish our product pipeline, and should continue to enable us to promptly obtain Protocol
Concurrences from the FDA for our product candidates and to conduct the clinical trials. Our management team also has extensive experience in biologics, including in the development of antibodies such as Lucentis, Tysabri, Xolair, and Rituxan.

Richard Chin, M.D., our co-founder and Chief Executive Officer, was previously Head of Clinical Research for the Biotherapeutics Unit at Genentech, Inc., where he oversaw Phase I through Phase IV clinical programs for all products except oncology. Stephen Sundlof, D.V.M., Ph.D., our Executive Vice President of Regulatory Affairs and Quality and Chief Scientific Officer, was the Director of the FDA’s Center for Veterinary Medicine, or CVM, from 1994 to 2008, where he oversaw all veterinary products regulated by the FDA. Denise Bevers, our co-founder and Chief Operating Officer, has over 20 years of experience in clinical operations and medical affairs. Wendy Wee, our Vice President of Finance, has over 30 years of experience and most recently was Vice President of Finance and Principal Accounting Officer at Telik, Inc. Hangjun Zhan, Ph.D., is a well-established protein biochemist and biophysicist with 20 years of drug discovery experience in the biotechnology industry.
Product Pipeline
Our current product pipeline consists of small molecules and biologics for a range of indications in dogs, cats and horses, with focus near-term on equine small molecule products and canine and feline biologics products.
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

Molecule	Indication	Formulation	Laboratory Pilot Studies	Field Pilot Studies	Pivotal Clinical Study	NADA & Launch Preparation
Small Molecule Product Candidates						
KIND-010	Management of weight loss in cats					
KIND-012	Fever in horses					Rolling NADA Being Filed
KIND-014*	Equine gastric ulcer syndrome					
KIND-015*	Metabolic syndrome in horses					

Molecule	Indication	Discovery/Process Development	Pilot/Pivotal Clinical Studies	NADA & Launch Preparation
Biologic Product Candidates				
Feline Epo	Anemia in cats			
Anti-Interleukin Antibodies	Atopic dermatitis in dogs			
Checkpoint Inhibitors	Cancer in dogs			
Anti-CD20 antibody	Cancer and autoimmune diseases in dogs			
KIND-Bodies	Multiple indications			
KIND-502 – Anti-IgE antibody	Allergic diseases in dogs			
KIND-501 – Anti-VEGF antibody	Cancer in dogs			

* Initial pilot studies completed. Final formulation being developed.

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
For our small molecule product candidates, we customize the dosage, formulation, flavor and other characteristics of the product candidate before initiating pivotal clinical trials. In some cases, we reformulate the drug to have a longer half-life or into a form that is easier to administer for certain species. Pet therapeutics that are palatable to animals can command premium price and significant market share, as evidenced by the still-dominant position of Rimadyl compared to generic carprofen. Usually, the active ingredients in our small molecule product candidates are already available as a GMP-quality API. We target small molecule product candidates for which the active ingredient has not been previously approved for use in animals. If we are the first to gain approval for the use of such active ingredient in animals, our small molecule product will enjoy five years of marketing exclusivity in the United States and ten years in the EU for the approved indication. Where appropriate, we also will seek patents and trademarks to provide added intellectual property protection in addition to the five-year or ten-year marketing exclusivity. In addition, we plan to introduce improved formulations, combination products and other product improvements in order to extend the lifecycle of our products.

Our biologic product candidates are usually based on therapies and targets for which products have been successfully commercialized for humans. Human antibody therapies are expensive and are often ineffective in other species since they are usually immunogenic, or recognized as foreign bodies and rejected by the immune systems of dogs, cats, horses and other animals. We identify or create biologics, including antibodies that are fully or mostly canine, feline, or equine. We are developing a long-acting feline erythropoeitin. We are also developing antibodies that target canine IL-17a, IL-4Ra, IL-3, CD-20, IgE, TNF, and other validated targets.
In addition, we are developing a new scaffold technology, KIND-bodies, which are non-antibodies with properties we believe will make them superior to antibodies. Specifically, we believe they can be bispecific, or bind to two different targets at the same time, and will not infringe antibodies patents against targets. This allows us to pursue molecules that may be superior to traditional antibodies, and to pursue high value targets before antibody patents expire.
We have an in-house laboratory capable of protein engineering, cell line development, analytics, and other activities necessary for advancing a world-class biologics pipeline. We believe that we have one of the best biologics teams in the pharmaceutical industry, drawn from some of the top biotechnology companies.
We are currently undertaking the construction and commissioning of a state-of-the-art manufacturing plant for our initial biologic product candidates, which we believe will be one of the first GMP biologics plant for veterinary products. We believe that the plant will position the Company as a leader in the veterinary biologics field, and potentially afford us an advantage in cost of goods for our products.
We generally intend to seek composition-of-matter patents and other patents for these new chemical entities. Our biologic products, if approved, will not face generic competition or such generic competition may be significantly delayed, because there is presently no biosimilar pathway for veterinary biologics in the United States or in the EU.
Business Strategy
Key elements of our business strategy are as follows:
Complete the submission of all technical sections of the New Animal Drug Application, or NADA, to the FDA for Zimeta and advance KIND-010 and our other product candidates through development and regulatory approval
In November 2015, we announced positive results from our pivotal study of Zimeta (KIND-012) for pyrexia in horses. We completed the Target Animal Safety Study, or TASS, successfully and have submitted the CMC and Effectiveness technical sections of the NADA to the FDA. All technical sections of the NADA for Zimeta are planned for submission by the end of the first quarter of 2016 and we anticipate the approval of Zimeta including product launch in early 2017.
We have initiated enrollment in the pivotal trial of KIND-010 for the management of weight loss in cats and this study is currently over halfway enrolled. We recently announced successful completion of our pilot field study of KIND-010, demonstrating effectiveness and safety of the drug product candidate.
We are currently developing KIND-014 for equine gastric ulcer syndrome, or EGUS, in horses, KIND-015 for metabolic syndrome in horses and KIND-510 (feline erythropoietin) for the control of non-regenerative anemia in cats. If pilot trials and other development activities are successful, we expect to initiate pivotal studies for KIND-014, KIND-015 and KIND-510 in late 2016 or early 2017. We are also developing multiple other products, including interleukin antibodies and canine checkpoint inhibitors. In all, we have over 20 programs for various indications for dogs, cats, and horses.
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
Commercialize our equine products with our own direct sales force in the United States and with distributors in other regions
In conjunction with FDA approval of one or more of our lead product equine candidates, when approved, we intend to establish a direct sales organization to market our products directly to veterinarians in the United States. For our equine products, we believe we can do this with a sales force of 8 to 12 sales representatives and reach most of the prescribing equine veterinarians in the United States. We also intend to establish collaborations with distributors to commercialize any of our products that may be approved with the EMA.
Commercialize our canine and feline products with our own direct sales force or with a partner in the United States and with distributors in other regions
In conjunction with FDA approval of one or more of our lead product canine and feline candidates, when approved, we intend to either partner with another company or establish a direct sales organization to market our products directly to veterinarians in the United States. We also intend to establish collaborations to commercialize any of our products that may be approved with the EMA.
Pet Therapeutics Market
Overview
U.S. consumers spent an estimated $60.6 billion on their pets in 2015, according to the American Pet Products Association, or APPA, an increase of 57% from 2006. This figure includes approximately $3.5 billion spent on flea and tick treatments, $1.5 billion spent on knee-joint surgeries in dogs and $350 million spent on pet Halloween costumes for the 20 million pets who dressed up last year.

The veterinary care segment has been among the fastest growing segments of the overall U.S. pet market. This segment accounted for an estimated $15.7 billion spent on veterinary care in 2015, an increase of 70% from 2006. In 2011, approximately $4.3 billion was spent on parasiticides and vaccines and approximately $2.4 billion was spent on pet therapeutics, our target segment. With an estimated 77.8 million dogs and 85.8 million cats currently in the United States, this represents average annual spending on pet therapeutics of less than $15 per pet. This compares to approximately $1,700 that veterinarians estimate their clients would be willing to pay before refusing or stopping treatment for their pets, according to a 2012 DVM Newsmagazine State of the Profession Survey.
We believe several factors will contribute to an increase in spending on pet therapeutics. Pets are generally living longer, with the average lifespan for dogs increasing by half a year to 11 years between 2002 and 2012 according to a study by Banfield Pet Hospital. As a result, pets are increasingly exhibiting many of the same diseases associated with aging in humans. The incidence of osteoarthritis in dogs, for example, has increased by 38% since 2007 according to the same study. Among pet owners, there is growing familiarity in treating these pet diseases with medications. According to the APPA, approximately 77% of U.S. dog owners treated their dogs with medications in 2015, an increase of over 50% from the level reported in 2004.. In a 2010 poll by the Associated Press, 35% of pet owners are willing to spend $2,000 to treat their pet for a serious medical condition. We expect pet owners to spend more on their pets’ health and welfare as new therapeutics are developed specifically for pets, particularly as 91% of pet owners considered their pet to be a member of their family, according to a 2011 survey by the Harris Poll of Harris Interactive.
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
Animal health companies have been relatively slow to develop new therapeutics for pets, and have tended to focus primarily on the larger market for the treatment of livestock and other farm animals. On average, only approximately 14 NADAs were filed annually for animal therapeutics, compared to an average of approximately 124 NDAs filed annually for human therapeutics, over the five-year periods ended 2013. In 2015, human pharmaceutical companies received FDA approval for 45 novel drugs, while pet therapeutics companies received no novel FDA drug approvals. In the EU, human pharmaceutical companies received EMA approval for 39 novel drugs in 2015, compared to only three novel drug approvals for pet therapeutics companies.
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
Products in Development
Zimeta (dipyrone injection)
Overview
Zimeta, formerly known as KIND-012, is a pyrazolone anti-inflammatory drug, with a mechanism of action unlike traditional NSAIDs. Zimeta is widely used both for horses and humans as an efficacious antipyretic outside of the United States. It is also considered to be an anti-spasmodic without masking the surgical signs of colic.
In humans, the active ingredient in Zimeta can, in very rare cases, cause rare side effects on the bone marrow. In some countries, it is still available as prescription or over the counter medication, while in other countries, it has been withdrawn from market. However, the side effects are not seen in horses, and the product is highly regarded by many equine veterinarians.
We are developing Zimeta for the treatment of pyrexia (fever) in horses. In March 2015, we announced a positive randomized, blinded, placebo-controlled pilot study. In November 2015, we announced positive results for a multicenter, randomized, blinded, placebo-controlled pivotal study that enrolled 138 horses to assess the effectiveness of KIND-012. We completed the TASS successfully and have submitted the CMC and Effectiveness technical sections of the NADA to the FDA. All other technical sections of the NADA for Zimeta are planned for submission by the end of the first quarter of 2016 and we anticipate the approval of Zimeta including product launch in 2017.
The active ingredient in Zimeta is available as GMP-grade material from two suppliers, and we believe our current manufacturer or other suppliers will be able to provide sufficient quantities for potential commercialization.
Clinical Data
The pivotal field study, KB0120, was a multicenter, randomized, blinded, placebo-controlled pivotal study that enrolled 138 horses to assess the effectiveness of Zimeta. The primary endpoint was improvement (a 2°F or greater decrease in temperature from baseline) or resolution of fever (a return to normothermia (≤101.0°F)) at hour 6 following treatment. The success rate was approximately 75% in the KIND-012 group vs. approximately 20% in the placebo group (p < 0.0001).  Based on preliminary review of the safety data, the drug appears to be well tolerated.

Other Product Candidates
KIND-010 is a small molecule product candidate we are developing for management of weight loss in cats. We have successfully completed pilot studies and are currently conducting a pivotal study with enrollment over halfway completed. Topline results for the pivotal trial are expected mid-year 2016. We are currently working on the in-life portion of TASS and preparing the CMC technical section of the NADA for submission.
KIND-014 is a small molecule product candidate we are developing for treatment of equine gastric ulcer syndrome. We have completed dose range finding and palatability studies with KIND-014 and plans to initiate a pilot field efficacy study with an optimized formulation in the second quarter of 2016.
KIND-015 is a small molecule product we are developing for the treatment of metabolic syndrome in horses. KIND-015 delays absorption of glucose from the gastrointestinal tract, increases insulin sensitivity (enhancing peripheral tissue sensitivity to insulin) and glucose uptake into cells, and inhibits synthesis of glucose by the liver. Formulation is being optimized and we plan to initiate a pilot field efficacy study in the second half of 2016.
In addition to small molecules, we have a pipeline of several promising biologics. KIND-510 is feline erythropoeitin for treatment of non-regenerative anemia in cats. The initial laboratory studies have been completed, with a positive efficacy signal, as evidenced by increased reticulocyte formation and the pilot field efficacy study has been initiated.
Our other biologic product candidates include: KIND-502, a new biologic that targets the canine counterpart of the human target for Xolair, for allergic and immune-mediated diseases; KIND-0888, an antibody that targets CD20; several antibodies that target cytokines involved in atopic dermatitis; and KIND-509, an antibody that targets the canine TNF.
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
If our equine product candidates are approved by the FDA, we intend to establish a direct sales organization market to our products directly to veterinarians in the United States. For our equine products, we believe we can do this with a sales force of 8 to 12 sales representatives and reach most of the prescribing equine veterinarians in the United States. We also intend to establish collaborations with distributors to commercialize any of our products that may be approved with the EMA.
In conjunction with FDA approval of one or more of our lead product canine and feline candidates, when approved, we intend to either partner with another company or establish a direct sales organization to market our products directly to veterinarians in the United States. We also intend to establish collaborations to commercialize any of our products that may be approved with the EMA.
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
We have or expect to have a sufficient supply of formulated drugs for our potential launch of KIND-012 and to conduct our pivotal trial of KIND-010, as well as our currently planned toxicology studies. We also have identified multiple potential contract manufacturers to provide commercial supplies of the formulated drug product candidates if they are approved for marketing. We intend to secure contract manufacturers with established track records of quality product supply and significant experience with regulatory requirements of the FDA and the EMA.
For biologics, we are establishing our own GMP manufacturing capabilities and anticipate proceeding to GMP manufacturing in 2016. The USDA regulates the manufacture of pet biologics under standards that are less stringent than those for human biologics, which may reduce the cost of goods of our biologic product candidates relative to human biologics.
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
Large animal health companies include Merck Animal Health, the animal health division of Merck & Co., Inc.; Merial, the animal health division of Sanofi S.A.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; Elanco Animal Health, the animal health division of Eli Lilly and Company; Boehringer Ingelheim Animal Health, the animal health division of Boehringer Ingelheim GmbH; and Zoetis, Inc. We will also compete against several animal health companies in Europe, such as the Virbac Group, Ceva Animal Health and Dechra Pharmaceuticals PLC. We are also aware of several smaller early stage companies that are developing products for use in the pet therapeutics market, including Aratana Therapeutics, Inc., Nexvet Biopharma PLC, and Jaguar Animal Health.
At the product level, we will face competition for Zimeta from Banamine and Butazolidin and for KIND-014 from GastroGard and UlcerGard, as well as potentially from additional products in development. In addition, we may face competition from various products including additional products in development. Our products may also face competition from generic medicines and products approved for use in humans that are used extra-label for pets. Some of our other products also may face competition from their human generic equivalents in countries where such equivalents are available.
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
Safety. To determine that a new veterinary drug is safe for use, most regulatory authorities will require us to provide data from a safety study generated in laboratory cats, dogs, and horses tested at doses higher than the intended label dose, over a period of time determined by the intended length of dosing of the product. In the case of the FDA, the design and review of the safety study and the study protocol can be completed prior to initiation of the study to help assure that the data generated will meet FDA requirements. These studies are conducted under rigorous quality control, including GLP, to assure integrity of the data. They are designed to clearly define a safety margin, identify any potential safety concerns, and establish a safe dose for the product. In addition, safety data from pivotal field studies conducted under GCP standards are evaluated to assure that the product will be safe in the target population. Furthermore, because safety and effectiveness studies must conform to VICH guidelines, which are established under an international program aimed at harmonizing technical requirements for veterinary product registration, they can be utilized by regulatory bodies in the European Union, Japan, Canada, New Zealand and Australia.
Effectiveness. Early pilot studies may be conducted in laboratory cats, dogs, or horses to establish effectiveness and the dose range for each product. Data on how well the drug is absorbed when dosed by different routes of administration and the relationship of the dose to the effectiveness are studied. When an effective dose is established, a study protocol to test the product in real world conditions is developed prior to beginning the study. In the case of the FDA, the pivotal effectiveness field study protocol can be submitted for review and concurrence prior to study initiation, to help assure that the data generated will meet requirements.
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

Regulatory Process at the USDA
To begin the development process for veterinary biologics products in the United States, we typically file an Application for United States Veterinary Biological Product License with the USDA. For the biologics products that we develop, we may then meet with the USDA to reach a general agreement on the plans for providing the data necessary to fulfill requirements for an approval. During development, we gather and submit data on manufacturing, purity and potency for the USDA for review. Once all data have been submitted and reviewed, the USDA will issue its decision. Unlike the FDA, there are no timelines specified by law for the USDA’s review.
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
Regulatory Process at the EMA
The EMA is responsible for coordinating scientific evaluation of applications for marketing approval for pet therapeutics in the EU. Its veterinary review section is distinct from the review section for human drugs. To perform these evaluations the EMA established a specific scientific committee, the Committee for Medicinal Products for Veterinary Use, or CVMP. The CVMP considers applications submitted by companies for the marketing approval of individual pet therapeutics and evaluates whether or not the medicines meet the necessary quality, safety and efficacy requirements. Assessments conducted by the CVMP are based on scientific criteria and are intended to ensure that pet therapeutics reaching the marketplace have a positive benefit-risk balance in the pet population for which they are intended. Based on the CVMP’s recommendation, a centralized marketing authorization is granted by the EMA, which allows the product to be marketed in any of the EU states, Norway, Lichtenstein and Iceland. The CVMP is also responsible for various post-authorization and maintenance activities, including the assessment of modifications or extensions to an existing marketing authorization.
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
Employees
As of December 31, 2015, we had 57 employees, including 27 employees with D.V.M., M.D. or Ph.D. degrees. Due to a corporate restructuring in January 2016, as of January 31, 2016, we had 39 employees, including 17 employees with D.V.M., M.D. or Ph.D. degrees. Of our employees, 29 including Dr. Chin and Ms. Bevers are engaged in one or more aspects of our research and development activities. Dr. Chin and Ms. Bevers also are engaged in corporate and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements.
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
We are a development stage biopharmaceutical company. Since our formation in September 2012, our operations have been limited to the identification of product candidates and research and development of our product candidates, including our lead product candidate, Zimeta. As a result, we have limited historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in emerging fields such as the pet therapeutics industry. We also have not generated any revenue to date, and continue to incur significant research and development and other expenses. As of December 31, 2015, we had an accumulated deficit of $58.6 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates and begin to commercialize them if they are approved by the Center for Veterinary Medicine branch of the U.S. Food and Drug Administration, or FDA, the U.S. Department of Agriculture, or USDA, or the European Medicines Agency, or EMA. Even if we succeed in developing and commercializing one or more product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.
We will have no material product revenue for the foreseeable future, and we may need to raise additional capital to achieve our goals.
Until, and unless, we receive approval from the FDA, USDA or EMA, as applicable, for one or more of our product candidates, we cannot market or sell our products in the United States or in the European Union, or EU, and will have no material product revenue. We have submitted to the FDA, the CMC and the Effectiveness technical sections of the NADA for our drug product candidate, Zimeta. We also have another product candidate that is currently in pivotal trial. Our other current product candidates will require from three to five years of further development at a cost of an average of approximately $5 million per product candidate before we expect to be able to apply for marketing approval in the United States. We also are actively involved in identifying additional human therapeutics for development and commercialization as pet therapeutics, and will continue to expend substantial resources for the foreseeable future to develop our current product candidates and any other product candidates we may develop or acquire. These expenditures will include: costs of identifying additional potential product candidates; costs associated with drug formulation; costs associated with conducting pilot, pivotal, and toxicology studies; costs associated with completing other research and development activities; costs associated with payments to technology licensors and maintaining other intellectual property; costs of obtaining regulatory approvals; costs associated with establishing commercial manufacturing and supply capabilities; and costs associated with marketing and selling any of our products approved for sale. We also may incur unanticipated costs. Because the outcome of our development activities and commercialization efforts is inherently uncertain, the actual amounts necessary to successfully complete the development and commercialization of our current or future product candidates may be greater or less than we anticipate.

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
We have no product approved for sale in any jurisdiction. Our current efforts are, and a substantial portion of our efforts over the foreseeable future will be, primarily focused on our lead product candidates, Zimeta and KIND-010, and on the progress of other product candidates that are in our pipeline. We discontinued our previous lead product candidates, SentinKind and CereKin, as a result of not meeting their primary endpoints. We also re-assessed our atopic dermatitis program and the atopic dermatitis market and decided to discontinue our AtoKin study in order to redirect our resources toward other programs in our portfolio. Accordingly, our near-term prospects, including our ability to generate material product revenue, obtain any new financing if needed to fund our business and operations, or enter into potential strategic transactions, will depend heavily on the successful development and commercialization of one or more of our lead candidates, which in turn will depend on a number of factors, including the following:

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

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will be successful in developing or commercializing one or more of our lead product candidates. If we are unsuccessful or are significantly delayed in developing and commercializing Zimeta or any of our other current or future product candidates, our business and prospects will be materially adversely affected and you may lose all or a portion of the value of your investment in our common stock.
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

In most cases, we target small molecule product candidates for which the active ingredients have not been previously approved for use in animals. If we are the first to gain approval for the use of such active ingredients in animals, our small molecule products will enjoy five years of marketing exclusivity in the United States and ten years in the EU for the approved indication. We also plan to differentiate our products where possible with specific formulations, including flavors, methods of administration, new patents and other strategies, but we cannot assure you that we will be able to prevent competitors from developing substantially similar products and bringing those products to market earlier than we can. In addition, while we expect to have composition of matter patents on most of our biologic product candidates, we may not ultimately be able to obtain such patents. Although there are no generic regulatory approval pathways for animal biologics in the United States and European Economic Area, or EEA, our competitors may develop biologics that bind to the same target, but do not infringe any patents we may obtain. Thus, our competitors may be able to develop and market competing products if they are willing and able to conduct the full set of required studies, file a New Animal Drug Application, or NADA, with the FDA, or Application for United States Veterinary Biological Product License with the USDA, also called a Product License Application, or PLA, and obtain marketing approval. If such competing products achieve regulatory approval and commercialization prior to our product candidates, or if our intellectual property protection and efforts to obtain regulatory exclusivity fail to provide us with exclusive marketing rights for some of our products, then our business and prospects could be materially adversely affected.
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
If approved, Zimeta will face competition from existing products approved for treatment of fever in horses such as Banamine. Many of our product candidates also will face competition from various products approved for use in humans that are used extra-label in animals, and all of our products will face potential competition from new products in development. These and other potential competing products may benefit from greater brand recognition and brand loyalty than our product candidates may achieve.
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
The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of pet therapeutics are subject to extensive regulation. We are usually not permitted to market our products in the United States until we receive approval of an NADA from the FDA or a PLA from the USDA, or in the EU or in other EEA countries until we receive marketing approval from the EMA. To gain approval to market a pet therapeutic for a particular species, we must provide the FDA, the USDA and the EMA, as applicable, with efficacy data from pivotal trials that adequately demonstrate that our product candidates are safe and effective in the target species (e.g., dogs, cats or horses) for the intended indications. In addition, we must provide manufacturing data. For the FDA and EMA, we must provide data from toxicology studies, also called target animal safety studies, and in some cases environmental impact data. We are conducting the pivotal trial of our compounds internally without significant outsourcing, but we rely on contract research organizations, or CROs, and other third parties to conduct our toxicology studies and for certain other development activities. The results of toxicology studies and other initial development activities, and of any previous studies in humans or animals conducted by us or third parties, may not be predictive of future results of pivotal trials or other future studies, and failure can occur at any time during the conduct of pivotal trials and other development activities by us or our CROs. Our pivotal trial may fail to show the desired safety or efficacy of our product candidates despite promising initial data or the results in previous human or animal studies conducted by others, and success of a product candidate in prior animal studies, or in the treatment of human beings, does not ensure success in subsequent studies. Clinical trials in humans and pivotal trials in animals sometimes fail to show a benefit even for drugs that are effective, because of statistical limitations in the design of the trials or other statistical anomalies. Therefore, even if our studies and other development activities are completed as planned, the results may not be sufficient to obtain regulatory approval for our product candidates.
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
We currently plan to conduct our own pivotal trials, including our current pivotal trial of KIND-010, but we rely upon CROs to conduct our toxicology studies and for other development activities. We also may rely on CROs in the future to conduct one or more pivotal trials. These CROs are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs or manage the risks associated with their activities on our behalf. We are responsible to regulatory authorities for ensuring that each of our studies is conducted in accordance with the development plans and trial protocols, and any failure by our CROs to do so may adversely affect our ability to obtain regulatory approvals, subject us to penalties, or harm our credibility with regulators. The FDA and foreign regulatory authorities also require us and our CROs to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, or good laboratory practices, or GLPs, for conducting, monitoring, recording and reporting the results of our studies to ensure that the data and results are scientifically credible and accurate.
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
The success of our commercialization efforts will depend upon the perceived safety and effectiveness of pet therapeutics, in general, and of our products, in particular. Unanticipated safety or efficacy concerns can arise with respect to approved pet therapeutics after they enter into commerce, which may result in product recalls or withdrawals or suspension of sales, as well as product liability and other claims. Because reliable detection of rare events might require exposure of millions of animals, it is not possible to rule out the risk until well after the launch of the product.
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
Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We are highly dependent upon our senior management, particularly Richard Chin, M.D., our President and Chief Executive Officer, Denise Bevers, our Chief Operating Officer, Stephen Sundlof, D.V.M., Ph.D., our Chief Scientific Officer and Executive Vice President of Regulatory Affairs and Quality, and Wendy Wee, our Vice President of Finance. The loss of services of any of our key personnel could adversely affect our ability to successfully develop our current or future product pipeline and commercialize our product candidates. Although we have entered into employment agreements with these key members of senior management, such agreements generally do not prohibit them from leaving our employ at any time. We currently do not maintain “key man” life insurance on any of our senior management team. The loss of Dr. Chin or other members of our current senior management could adversely affect the timing or outcomes of our current and planned studies, as well as longer-term prospects for commercializing our product candidates.
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
We currently have no internal capability to manufacture the formulated product candidates for use in our studies or commercial supplies of any of our product candidates that may be approved, and will be dependent upon third-party manufacturers for such supplies. We and our contract manufacturers have historically been able to obtain supplies of the API for development of our small molecule product candidates, but neither we nor our contract manufacturers have long-term supply agreements with the API manufacturers. We also have no agreements for commercial-scale supply of the API or manufacture of any of our product candidates. As a result, we and our contract manufacturers may be unable to procure API in a timely manner on commercially reasonable terms, or at all. Any delay in identifying and contracting with third-party contract manufacturers on commercially reasonable terms would have an adverse impact upon our current product development activities and future commercialization efforts.
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
There are no established sources of the active ingredients in our biologic product candidates, so we or our collaborators will be required to develop the manufacturing process, perform validation and in some cases establish new facilities to manufacture pet biologics. Manufacturing of pet biologics, apart from vaccines, is a relatively new field in which unanticipated difficulties or challenges could arise. Small changes in the manufacturing process can have significant impact on product quality, consistency and yield. Manufacturing biologics, especially in large quantities, is complex and may require the use of innovative technologies that we may need to develop ourselves or in conjunction with third-party collaborators. Such manufacturing requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also usually costly to manufacture, because production usually requires the use of living organisms. Factors such as these may make it more technically challenging, time-consuming and expensive than we anticipate to manufacture biologics. Animal antibodies also must be manufactured at a sufficiently low cost that they are economically viable for us and for our customers.We are building a manufacturing plant for biologics manufacturing. There may be unanticipated issues in the construction and commissioning of the plant, including cost overruns, timeline delays, and other technical or regulatory issues. In addition, if we build a manufacturing plant and it is not utilized to full capacity, it may result in increased annual costs and increase in cost of goods. There is no assurance that we will be able to manufacture biologics at an economical cost, if at all.
Once completed, the facilities used to manufacture the biologics are subject to inspections by the FDA, USDA, and the EMA. If we cannot successfully manufacture material in compliance with these strict regulatory requirements, we will not be able to secure or maintain regulatory approval for the manufacturing facility. If the FDA or a comparable foreign regulatory authority does not approve the manufacturing facilities, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which could result in delays in, or adversely affect our ability to, develop or commercialize our product candidates. We also may be subject to penalties and sanctions from the FDA and other regulatory authorities for any violations of applicable regulatory requirements. The USDA and EMA employ different regulatory standards than the FDA, so we may require multiple manufacturing processes and facilities for the same product candidate or any approved product.
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
As of March 1, 2016, we had thirty-eight employees, and our management systems currently in place may not be adequate to support our future growth, if any. Our ability to manage our growth effectively will require us to hire, train, retain, manage and motivate additional employees and to implement and improve our operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. If we fail to expand and enhance our operational, financial and management systems in conjunction with our potential future growth, it could have a material adverse effect on our business, financial condition and results of operations.
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
Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. Since our initial public offering in December 2013, the trading price of our common stock has ranged from a low of $3.15 to a high of $26.99. The trading price may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed previously in this “Risk Factors” section of this Annual Report on Form 10-K and others, such as:

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
As of December 31, 2015 our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own in the aggregate approximately 56% of our outstanding shares of common stock, excluding shares they may acquire upon exercise of stock options they hold. As a result of their stock ownership, these stockholders may have the ability to influence our management and policies, and will be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
Our corporate headquarters are located in Burlingame, California. In April 2014, we entered into new non-cancelable operating leases for 2,145 square feet of laboratory space and 6,900 square feet of office space through November 2017. In January, August and November 2015, we amended our original operating lease for laboratory space to expand the facility with an additional 2,431 square feet, 131 square feet and 123 square feet, respectively, of manufacturing space through May 2017. In August 2015, we entered into a new non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019. In February 2016, we further amended our original operating lease for laboratory space to further expand the facility with an additional 3,599 square feet of quality control laboratory space through May 2017.

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
Market Information
Since December 12, 2013, our common stock has been traded on The NASDAQ Capital Market under the symbol “KIN.” Prior to December 12, 2013, there was no public trading market for our common stock. The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported on The NASDAQ Capital Market:

	High	Low
Fiscal Year 2015:
Quarter ended March 31, 2015	$7.88	$6.12
Quarter ended June 30, 2015	$7.91	$6.15
Quarter ended September 30, 2015	$7.35	$4.18
Quarter ended December 31, 2015	$6.38	$3.15

Fiscal Year 2014:
Quarter ended March 31, 2014	$26.99	$9.99
Quarter ended June 30, 2014	$21.31	$13.93
Quarter ended September 30, 2014	$19.70	$9.25
Quarter ended December 31, 2014	$10.07	$5.98

Fiscal Year 2013:
December 12, 2013 through December 31, 2013	$14.06	$8.75

Common Stock Information
As of February 29, 2016, there were 19,836,360 outstanding shares of our common stock outstanding held of record by approximately 26 holders.
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

Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2015 regarding securities authorized for issuance under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders: 2012 Equity Incentive Plan	3,116,185	$7.26	726,402

Equity compensation plans not approved by stockholders	—	—	—
Total	3,116,185	$7.26	726,402

Stock Performance Graph
The following line graph presentation compares cumulative total stockholder returns of Kindred Biosciences, Inc. with The NASDAQ Stock Market Index and The NASDAQ Biotechnology Index (the “Peer Index”) for the period from December 12, 2013 (the date that our common stock commenced trading on the NASDAQ Capital Market) to December 31, 2015. The graph and table assume that $100 was invested in each of our common stock, The NASDAQ Stock Market Index and the Peer Index on December 12, 2013, and that all dividends were reinvested. The returns shown are based on historical results and are not intended to suggest future performance. The graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings of under the Securities Act of 1933, as amended, or the Exchange Act.

	12/12/2013	12/31/2013	6/30/2014	12/31/2014	6/30/2015	12/31/2015
Kindred Biosciences, Inc.	100.00	93.47	155.98	62.34	57.07	28.45
NASDAQ Composite-Total Returns	100.00	104.50	110.96	119.91	126.98	128.26
NASDAQ Biotechnology Index	100.00	105.15	119.35	141.32	172.12	157.95

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

During the fiscal years ended December 31, 2015 and 2014, we did not sell any securities that were not registered under the Securities Act.

Repurchase of Shares
We did not repurchase any of our shares of capital stock during the fiscal years ended December 31, 2015 and 2014.

ITEM 6.	SELECTED FINANCIAL DATA.
The following selected historical information as of and for the years ended December 31, 2015, 2014 and 2013 has been derived from the audited financial statements of Kindred Biosciences and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The Statement of Operations and Comprehensive Loss Data for the years ended December 31, 2015, 2014 and 2013, and the Balance Sheet Data as of December 31, 2015 and 2014 are derived from the audited financial statements which are included in the Form 10-K. The Balance Sheet Data as of December 31, 2013 is derived from audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

(In thousands, except per share amounts)	Years ended December 31,
	2015	2014	2013
Statement of Operations and Comprehensive Loss Data:
Operating expenses:
Research and development	$19,412	$18,694	3,140
General and administrative	7,850	8,539	1,079
Total operating expenses	27,262	27,233	4,219

Loss from operations	(27,262)	(27,233)	(4,219)
Interest and other income, net	132	94	6
Net loss	(27,130)	(27,139)	(4,213)
Change in unrealized gains or losses on available-for-sale securities	(23)	(27)	—
Comprehensive loss	$(27,153)	$(27,166)	$(4,213)

Net loss per share, basic and diluted (1)	$(1.37)	$(1.44)	$(1.13)

Weighted-average number of common shares outstanding, basic and diluted	19,773	18,782	3,732

(In thousands)	As of December 31,
	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$19,992	12,969	$65,329
Short-term investments	53,051	88,058	—
Long-term investments	4,590	—	—
Working capital	70,547	98,652	63,267
Total assets	79,619	101,920	65,489
Total liabilities	3,248	2,896	2,210
Accumulated deficit	(58,602)	(31,472)	(4,333)
Total stockholders' equity	76,371	99,024	63,279

(1)    See Note 13 of the notes to financial statements included elsewhere in this annual report for an explanation of the method used to calculate the basic and diluted net loss per share attributable to common stockholders and the number of shares used in the computation of the per share amounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Annual Report.
Overview
We are an early stage biopharmaceutical company focused on saving and improving the lives of pets. Our mission is to bring to our pets the same kinds of safe and effective medicines that our human family members enjoy. Our core strategy is to identify compounds and targets that have already demonstrated safety and efficacy in humans and to develop therapeutics based on these validated compounds and targets for pets, primarily dogs, cats and horses. We believe this approach will lead to shorter development times and higher approval rates than pursuing new, non-validated compounds and targets. We have one product candidate in the NADA submission stage to the FDA and another product candidate that is currently in a pivotal field efficacy trial. In addition, we have multiple other product candidates, including several biologics, in various stages of development. We believe there are significant unmet medical needs for pets, and that the pet therapeutics segment of the animal health industry is likely to grow substantially as new therapeutics are identified, developed and marketed specifically for pets.

In 2015, we completed a pivotal trial of Zimeta (dipyrone injection), previously known as KIND-012, for Pyrexia (fever) in horses with positive topline results. We completed the TASS for Zimeta successfully and have submitted the CMC and Effectiveness technical sections of the NADA to the FDA. All technical sections of the NADA for Zimeta are planned for submission by the end of the first quarter of 2016 and we anticipate the approval of Zimeta including product launch in early 2017. Our pilot field study of KIND-010 for the management of weight loss in cats demonstrated effectiveness and safety of the drug product candidate and in October 2015 we initiated enrollment in the pivotal trial of KIND-010. We expect to announce results of KIND-010 sometime mid-year 2016 and are currently working on the in-life portion of TASS and preparing the CMC technical section of the NADA for submission. Our initial laboratory studies of KIND-510 (feline erythropoietin) for the control of non-regenerative anemia in cats have been completed, with a positive efficacy signal, as evidenced by increased reticulocyte formation and the pilot field study has recently been initiated. In addition, we plan to initiate pilot studies for KIND-014 for equine gastric ulcer syndrome in horses in the second quarter of 2016 and KIND-015 for metabolic syndrome in horses in the second half of 2016.

In 2014, we initiated a pivotal trial of SentiKind (flupirtine) for the treatment of post-operative pain in dogs, post-operative pain in cats, and osteoarthritis in dogs. In November 2015, we announced that our pivotal study of SentiKind did not meet its primary endpoints. Plans to study SentiKind for other indications are currently placed on hold. In August 2014, we announced that our pivotal field study of CereKin in dogs did not meet its primary endpoint. We do not plan to further pursue CereKin for osteoarthritis in dogs. We also re-assessed our atopic dermatitis program and the atopic dermatitis market and in December 2014 decided to discontinue our AtoKin study in order to redirect our resources toward other programs in our portfolio.

In addition to the product candidates discussed above, we are in the early stages of development for multiple additional indications, including several biologics, with the potential to attain approval for two or more products annually for several years. We plan to commercialize our products in the United States through a direct sales force complemented by selected distributor relationships, and in the EU through distributors and other third parties. Because we seek to identify product candidates that are not protected by third-party patents, we typically do not need to obtain licenses or make any upfront, milestone or royalty payments in connection with our product candidates.

Our Good Manufacturing Practice, or GMP, manufacturing activities are close to completion, allowing us to proceed to GMP manufacturing of our feline erythropoietin product candidate shortly.

We are an early stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred cumulative net losses of $58,602,000 through December 31, 2015. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.
Historically, our funding has been a combination of private and public offerings, most recently our initial public offering in December 2013 provided us with net proceeds of $54,871,000 and a follow-on public offering in April 2014 provided us with net proceeds of $58,065,000 after deducting underwriting discounts and commissions of $3,726,000 and other offering expenses of approximately $309,000. As of December 31, 2015, we had cash, cash equivalents and investments in available-for-sale securities of $77,633,000.

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
Income Taxes
As of December 31, 2015, we had net operating loss carryforwards for federal and state income tax purposes of $48,289,000 and $48,158,000, respectively, which will begin to expire in fiscal year 2032. Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards. Our management concluded that, due to the uncertainty of realizing any tax benefits as of December 31, 2015, a valuation allowance was necessary to fully offset our deferred tax assets.
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
Stock-Based Compensation
We measure stock-based awards granted to employees and directors at fair value on the date of grant and recognize the corresponding compensation expense of the awards, net of estimated forfeitures, over the requisite service periods, which correspond to the vesting periods of the awards. Generally, we issue stock-

based awards with only service-based vesting conditions, and record compensation expense for these awards using the straight-line method. Our intention is to grant stock-based awards with exercise prices equivalent to the fair value of our common stock as of the date of grant.
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
Results of Operations
The following table summarizes the results of our operations for the periods indicated:

(In thousands, except per share amounts)	Years Ended December 31,
	2015	2014	2013
Operating expenses:
Research and development	$19,412	$18,694	3,140
General and administrative	7,850	8,539	1,079
Total operating expenses	27,262	27,233	4,219

Loss from operations	(27,262)	(27,233)	(4,219)
Interest and other income, net	132	94	6
Net loss	(27,130)	(27,139)	(4,213)
Change in unrealized gains or losses on available-for-sale securities	(23)	(27)	—
Comprehensive loss	$(27,153)	$(27,166)	$(4,213)

Net loss per share attributable to common stockholders, basic and diluted	$(1.37)	$(1.44)	$(1.13)

Weighted-average number of common shares outstanding, basic and diluted	19,773	18,782	3,732

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

Research and development expense was as follows for the periods indicated:

(In thousands except percentages)	Years ended December 31,			Annual percent change
	2015	2014	2013	2015/2014	2014/2013
Payroll and related	$8,473	$5,029	$950	68%	429%
Consulting	1,144	1,758	236	(35)%	645%
Field trial costs, including materials	5,428	8,778	1,031	(38)%	751%
Stock-based compensation	1,857	1,453	827	28%	76%
Other	2,510	1,676	96	50%	1,646%
	$19,412	$18,694	$3,140	4%	495%

During the year ended December 31, 2015, research and development expense related primarily to advancing the development of our lead product candidates. During these periods we completed a pivotal trial of Zimeta, previously known as KIND-012, for fever in horses. Our pilot field study of KIND-010 for the management of weight loss in cats was completed and results were positive. In October 2015 we initiated enrollment in the pivotal trial of KIND-010. We completed our pivotal trial of SentiKind; however, the study did not meet its primary endpoints. We continue to advance additional product candidates in our small molecule programs as well as continue to advance our biologics program by building an in-house team to focus on setting-up a GMP manufacturing process for our potential biologic candidates.

Research and development expenses for the year ended December 31, 2015 increased by 4% to $19.4 million compared with $18.7 million for the same period in 2014. Payroll and related expenses increased by $3.4 million due to increased headcount as we continue to bring in-house our development activities resulting in lower consulting expense of $614,000. In addition, our biologics manufacturing programs and other research expenses as well as stock-based compensation expense increased by approximately $834,000 and $404,000, respectively. The increased expenses were offset in part by the decrease in field trial costs of approximately $3.4 million as we discontinued the development of CereKin and AtoKin and our SentiKind program completed enrollment in the second quarter of 2015. Outsourced research and development expense related to our SentiKind, Zimeta, KIND-010 and other product development programs for the year ended December 31, 2015 were $1.9 million, $1.7 million, $1.7 million and $1.3 million, respectively.

Research and development expenses for the year ended December 31, 2014, increased by 495% to $18.7 million compared with $3.1 million for the same period in 2013. The increase of $15.6 million in expenses was primarily driven by the increase in outsourced field trial and material costs for SentiKind (several indications), AtoKin, and CereKin of $3.3 million, $1.9 million and $1.5 million, respectively, and $1.4 million for our other product development programs. In addition, research and development expenses also increased by $4.1 million due to payroll and related expenses, $1.5 million in consulting expense and by $0.6 million related to stock-based compensation expense. Outsourced research and development expenses related to our SentiKind, CereKin, AtoKin and other product development programs for the year ended December 31, 2014 were $3.3 million, $2.3 million, $1.9 million and $1.5 million, respectively.

We expect research and development expense to remain at the same level as 2015 for the foreseeable future as we continue to further develop our small molecule compounds and biologics development programs.  Due to the inherently unpredictable nature of our development, we cannot reasonably estimate or predict the nature, specific timing or estimated costs of the efforts that will be necessary to complete the development of our product candidates.

General and Administrative Expense
The composition of general and administrative expense was as follows for the periods indicated:

(In thousands except percentages)	Years ended December 31,			Annual percent change
	2015	2014	2013	2015/2014	2014/2013
Payroll and related	$1,944	$1,576	$538	23%	193%
Consulting, professional and legal fees	1,461	1,785	295	(18)%	505%
Stock-based compensation	2,300	2,969	95	(23)%	3,025%
Corporate and marketing expenses	992	1,494	—	(34)%	—%
Other	1,153	715	151	61%	374%
	$7,850	$8,539	$1,079	(8)%	691%

General and administrative expenses for the year ended December 31, 2015 decreased by 8% to $7.9 million compared with $8.5 million for the same period in 2014. The decrease in general and administrative expense was related to lower stock-based compensation expense, consulting and professional fees and marketing and corporate expenses. The decrease was offset in part by higher payroll and related expenses due to increased headcount and other general business expenses.

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

We expect general and administrative expense to remain at the 2015 level.
Interest and Other Income, Net

(In thousands)	Years ended December 31,
	2015	2014	2013
Interest and other income, net	$132	$94	$6
The increase of approximately $38,000 in 2015 compared to 2014 and $88,000 in 2014 compared to the same period in 2013 was due an increase in investment income resulting from higher investment cash balances as a result of our follow-on public offering of common stock in April 2014.

Liquidity and Capital Resources
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in September 2012 through December 31, 2015. As of December 31, 2015, we had an accumulated deficit of $58.6 million. During the year ended December 31, 2013, we raised approximately $66.0 million, net of offering costs, primarily in connection with our initial public offering and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering). On April 8, 2014, we completed a follow-on public offering of common stock, resulting in net proceeds of approximately $58.1 million. As of December 31, 2015, we had cash, cash equivalents and investments in available-for-sale securities of approximately $77.6 million, which we believe are sufficient to fund our planned operations for at least the next 24 months.
Cash Flows
The following table shows a summary of our cash flows for the periods set forth below:

(In thousands)	Years ended December 31,
	2015	2014	2013
Cash flows used in operating activities	$(22,757)	(21,934)	(1,573)
Cash flows provided by (used in) investing activities	$29,437	(88,612)	(15)
Cash flows provided by financing activities	$343	58,186	65,979
Net cash used in operating activities
During the year ended December 31, 2015, net cash used in operating activities was $22.8 million. Our net loss of $27.1 million included non-cash charges primarily in the form of share-based compensation of $4.2 million, depreciation expense of $146,000 and accretion of discounts and amortization of premiums on investments of $228,000. The non-cash charges were partly offset by changes in operating assets and liabilities that resulted in $158,000 of cash used by operating activities.
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
Net cash provided by (used in) investing activities
During the year ended December 31, 2015, net cash provided by investing activities was $29.4 million, which resulted from $30.2 million related to the maturities of marketable securities, net of purchases, partially offset by $1.0 million in purchases of property and equipment, of which $0.3 million is included in accounts payable and accrued liabilities at December 31, 2015.

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
Net cash provided by financing activities
During the year ended December 31, 2015, net cash provided by financing activities consisted of proceeds from stock option exercises and purchase of ESPP shares.

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

We believe our existing cash, cash equivalents and investments in available-for-sale securities will be sufficient to fund our operating plan for at least the next 24 months and through the anticipated approval and launch of our lead product candidate Zimeta. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Contractual Obligations

We have non-cancelable operating leases for two office spaces and expanded laboratory space under which we are obligated to make minimum lease payments totaling $1.1 million through September 2019, the timing of which is described in more detail in the notes to the condensed financial statements. In addition, we have three operating leases for equipment under which we are obligated to make minimum lease payments totaling $40,000 through 2020.

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
Recently Issued Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Our adoption of this standard did not have any impact on our financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes", requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The update is effective for public business entities issuing financial statements for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments and also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", requiring organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

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

We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our short-term investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of December 31, 2015, our cash equivalents, short-term and long-term investments are invested in money market funds, U.S. treasury bills, U.S. treasury bonds and U.S. government agencies. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer who is also acting as Interim Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies under the JOBS Act.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Our financial statements and related notes thereto are listed and included in this Annual Report on Form 10-K beginning on page F-1. The following exhibits are filed with, or are incorporated by reference into, this Annual Report:

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Kindred Biosciences, Inc.(1)

3.2	Amended and Restated Bylaws of Kindred Biosciences, Inc.(1)

4.1	Specimen Common Stock Certificate of Kindred Biosciences, Inc. (2)

10.1	Kindred Biosciences, Inc. 2012 Equity Incentive Plan (3)†

10.2	Form of Stock Option Agreement under 2012 Equity Incentive Plan† (7)

10.3	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan (5)†

10.4	Kindred Biosciences, Inc. 2014 Employee Stock Purchase Plan (6)†

10.5	Employment Agreement dated September 1, 2013 between Kindred Biosciences, Inc. and Richard Chin, M.D. (3)†

10.6	Amendment No. 2, dated November 11, 2013, to Employment Agreement between Kindred Biosciences, Inc. and Richard Chin, M.D. (4)†

10.7	Employment Agreement dated June 30, 2013 between Kindred Biosciences, Inc. and Stephen Sundlof, D.V.M., Ph.D (3)†

10.8	Amendment No. 1, dated June 4, 2015, to Employment Agreement between Kindred Biosciences, Inc. and Stephen Sundlof, D.V.M., Ph.D (8)†

10.9	Employment Agreement dated June 20, 2013 between Kindred Biosciences, Inc. and Denise Bevers (4)

10.10	Amendment No. 1 dated November 11, 2013 to Employment Agreement between Kindred Biosciences, Inc. and Denise Bevers (3)†

10.11	Amendment No. 2 dated June 4, 2015 to Employment Agreement between Kindred Biosciences, Inc. and Denise Bevers (8)†

10.12	Form of Indemnification Agreement between Kindred Biosciences, Inc. and each of its directors and executive officers (4)†

10.13	Office Lease Agreement by and between Kindred Biosciences, Inc. and Oritz Corporation dated May 27, 2014.

23.1	Consent of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensatory plan or arrangement.

(1)	Previously filed on December 17, 2013 as an exhibit to Registrant’s Report on Form 8-K and incorporated herein by reference.

(2)	Previously filed on December 2, 2013 as an exhibit to Registrant’s Amendment No. 4 to Registration Statement on Form S‑1 (File No. 333‑192242) and incorporated herein by reference.

(3)	Previously filed on November 8, 2013 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-192242) and incorporated herein by reference.

(4)	Previously filed on November 13, 2013 as an exhibit to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-192242) and incorporated herein by reference.
(5) Previously filed on May 14, 2014 as an exhibit to Registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.
(6) Previously filed on October 14, 2014 as an appendix to Registrant’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.

(7)	Previously filed on March 13, 2015 as an exhibit to Registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(8)	Previously filed on June 4, 2015 as an exhibit to Registrant’s Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDRED BIOSCIENCES, INC.

Date: March 3, 2016	By:	/s/ Richard Chin, M.D.
Richard Chin, M.D.
President and Chief Executive Officer, Interim Chief Financial Officer and Principal Financial and Accounting Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Chin, M.D.	President, Chief Executive Officer and Director	March 3, 2016
Richard Chin, M.D.	(Principal Executive Officer, Interim Chief Financial Officer and Interim Principal Financial and Accounting Officer)

/s/ Ernest Mario	Director	March 3, 2016
Ernest Mario

/s/ Ervin Veszprémi	Director	March 3, 2016
Ervin Veszprémi

/s/ Raymond Townsend	Director	March 3, 2016
Raymond Townsend

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Kindred Biosciences, Inc.

We have audited the accompanying balance sheets of Kindred Biosciences, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kindred Biosciences, Inc. as of December 31, 2015 and 2014, and the results of its operations and comprehensive loss and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
March 4, 2016

Kindred Biosciences, Inc.
Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$19,992	$12,969
Short-term investments	53,051	88,058
Prepaid expenses and other	712	477
Total current assets	73,755	101,504
Property and equipment, net	1,244	394
Long-term investments	4,590	—
Other assets	30	22
Total assets	$79,619	$101,920

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$717	$420
Accrued compensation	1,922	1,457
Accrued liabilities	569	975
Total current liabilities	3,208	2,852
Long-term liability	40	44
Total liabilities	3,248	2,896

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock; $0.0001 par value; 100,000,000 shares authorized; 19,836,360 shares and 19,724,482 shares issued and outstanding at December 31, 2015 and 2014, respectively	2	2
Additional paid-in capital	135,021	130,521
Accumulated other comprehensive loss	(50)	(27)
Accumulated deficit	(58,602)	(31,472)
Total stockholders’ equity	76,371	99,024
Total liabilities and stockholders’ equity	$79,619	$101,920

The accompanying notes are integral part of these financial statements.

Kindred Biosciences, Inc.
Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Operating expenses:
Research and development	$19,412	$18,694	$3,140
General and administrative	7,850	8,539	1,079
Total operating expenses	27,262	27,233	4,219

Loss from operations	(27,262)	(27,233)	(4,219)
Interest and other income, net	132	94	6
Net loss	(27,130)	(27,139)	(4,213)
Change in unrealized gains or losses on available-for-sale securities	(23)	(27)	—
Comprehensive loss	$(27,153)	$(27,166)	$(4,213)

Net loss per share, basic and diluted	$(1.37)	$(1.44)	$(1.13)

Weighted-average number of common shares outstanding, basic and diluted	19,773	18,782	3,732

The accompanying notes are integral part of these financial statements.

Kindred Biosciences, Inc.
Statements of Changes in Convertible Preferred Stock and Stockholders' Equity
(In thousands)

	Series AA Preferred Stock		Series A-1 Preferred Stock		Series A-1A Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	1,000	$987	—	$—	—	$—	3,000	$—	$—	$—	$(120)	$(120)
Issuance of Series AA convertible preferred stock for offering costs	15	15	—	—	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred stock, net of offering costs of $22	—	—	1,850	5,843	—	—	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred stock for services	—	—	10	32	—	—	—	—	—	—	—	—
Issuance of Series A-1A convertible preferred stock, net of offering costs of $88	—	—	—	—	1,650	5,144	—	—	—	—	—	—
Issuance of Series A-1A convertible preferred stock for services	—	—	—	—	25	78	—	—	—	—	—	—
Issuance of common stock for services	—	—	—	—	—	—	5	—	12	—	—	12
Exercise of common stock options	—	—	—	—	—	—	34	—	11	—	—	11
Issuance of common stock at initial public offering, net of offering costs of $5,504	—	—	—	—	—	—	8,625	1	54,871	—	—	54,872
Conversion of Series AA, A-1 and A-1A preferred stock to common stock in connection with initial public offering	(1,015)	(1,002)	(1,860)	(5,875)	(1,675)	(5,222)	4,550	1	12,098	—	—	12,099
Comprehensive loss
Net loss	—	—	—	—	—	—	—	—	—	—	(4,213)	(4,213)
Change in unrealized losses on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—
Total comprehensive loss												(4,213)
Stock-based compensation	—	—	—	—	—	—	—	—	618	—	—	618
Balance at December 31, 2013	—	—	—	—	—	—	16,214	2	67,610	—	(4,333)	63,279
Comprehensive loss
Net loss	—	—	—	—	—	—	—	—	—	—	(27,139)	(27,139)
Change in unrealized losses on available-for-sale securities	—	—	—	—	—	—	—	—	—	(27)	—	(27)
Total comprehensive loss												(27,166)
Stock-based compensation	—	—	—	—	—	—	—	—	4,725	—	—	4,725

Kindred Biosciences, Inc.
Statements of Changes in Convertible Preferred Stock and Stockholders' Equity
(In thousands) (continued)

	Series AA Preferred Stock		Series A-1 Preferred Stock		Series A-1A Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock at secondary public offering, net of offering costs of $4,035	—	—	—	—	—	—	3,450	—	58,065	—	—	58,065
Exercise of common stock options	—	—	—	—	—	—	56	—	121	—	—	121
Vesting of restricted stock	—	—	—	—	—	—	4	—	—	—	—	—
Balance at December 31, 2014	—	—	—	—	—	—	19,724	2	130,521	$(27)	(31,472)	99,024
Comprehensive loss
Net loss	—	—	—	—	—	—	—	—	—	—	(27,130)	(27,130)
Change in unrealized losses on available-for-sale securities	—	—	—	—	—	—	—	—	—	(23)	—	(23)
Total comprehensive loss												(27,153)
Stock-based compensation	—	—	—	—	—	—	—	—	4,157	—	—	4,157
Exercise of common stock options	—	—	—	—	—	—	58	—	105	—	—	105
Common stock issued under ESPP	—	—	—	—	—	—	54	—	238	—	—	238
Balance at December 31, 2015	—	$—	—	$—	—	$—	19,836	$2	$135,021	$(50)	$(58,602)	$76,371

The accompanying notes are integral part of these financial statements.

Kindred Biosciences, Inc.
Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net loss	$(27,130)	$(27,139)	$(4,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,157	4,422	922
Depreciation and amortization expense	146	58	3
Amortization of premium on marketable securities	228	87	—
Changes in operating assets and liabilities:
Prepaid expenses and other	(235)	(329)	(147)
Other assets	(8)	(22)	—
Accounts payable	30	(269)	683
Due to related party	—	—	(5)
Accrued liabilities and accrued compensation	55	1,258	1,184
Net cash used in operating activities	(22,757)	(21,934)	(1,573)

Cash Flows from Investing Activities
Purchase of investments	(102,195)	(145,172)	—
Sale of investments	3,000	9,000	—
Maturities of investments	129,361	48,000	—
Purchase of property and equipment	(729)	(440)	(15)
Net cash provided by (used in) investing activities	29,437	(88,612)	(15)

Cash Flows from Financing Activities
Exercise of stock options and purchase of ESPP shares	343	121	11
Proceeds from issuance of Series A-1 convertible preferred stock	—	—	5,865
Proceeds from issuance of Series A-1A convertible preferred stock	—	—	5,232
Net proceeds from initial public offering	—	—	54,871
Net proceeds from follow-on public offering	—	58,065	—
Net cash provided by financing activities	343	58,186	65,979
Net change in cash and cash equivalents	7,023	(52,360)	64,391
Cash and cash equivalents at beginning of year	12,969	65,329	938
Cash and cash equivalents at end of year	$19,992	$12,969	$65,329

Kindred Biosciences, Inc.
Statements of Cash Flows
(In thousands) (continued)

	Years Ended December 31,
Supplemental disclosure of non-cash financing activities:	2015	2014	2013
Issuance of common stock and stock options for accrued consulting expenses	$—	$303	$535
Issuance of Series A-1A convertible preferred stock for settlement of offering costs	$—	$—	$78
Issuance of Series A-1 convertible preferred stock for settlement of offering costs and other legal fees	$—	$—	$32
Issuance of Series AA convertible preferred stock for settlement of offering costs	$—	$—	$15
Conversion of Series AA, Series A-1 and Series A-1A preferred stock into shares of common stock	$—	$—	$12,099
Purchase of property and equipment included in accounts payable and accrued liabilities	$267	$—	$—

The accompanying notes are integral part of these financial statements.

Kindred Biosciences, Inc

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
Liquidity
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception and had an accumulated deficit of $58,602,000 as of December 31, 2015. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and begin to commercialize any approved products. To date, we have been funded primarily through sales of convertible preferred stock, the sale of our common stock in our initial public offering in December 2013 and the sale of our common stock in a follow-on public offering in April 2014. We might require additional capital until such time as we can generate operating revenues in excess of operating expenses. We believe our cash, cash equivalents, short-term and long-term investments of $77,633,000 at December 31, 2015 are sufficient to fund our operations for at least the next 24 months.
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
Use of Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of common stock and stock-based awards, the realization of deferred tax assets, the recoverability of long-lived assets and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

experience. Actual results could differ from those estimates.
Cash, Cash Equivalents and Investments
We consider all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Debt securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. We classify all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with accumulated unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in the accompanying balance sheets.
Realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest and other income, net in the accompanying statements of operations and comprehensive loss.

Marketable securities investments are evaluated periodically for impairment. We take into account general market conditions, changes in the economic environment as well as specific investment attributes, such as credit downgrade or illiquidity for each investment, the expected cash flows from the securities, our intent to sell the securities and whether or not we will be required to sell the securities before the recovery of their amortized cost, to estimate the fair value of our investments and to determine whether impairment is other than temporary. If it is determined that a decline in fair value of any investment is other than temporary, then the unrealized loss related to credit risk would be included in interest and other income, net.

Concentration of Credit Risk and of Significant Suppliers
Our financial instrument that potentially subjects us to concentrations of credit risk is cash and cash equivalents. From time to time, we maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). Primarily all of our cash and cash equivalents at December 31, 2015 were in excess of amounts insured by the FDIC. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
Fair Value Measurements
We use the provisions of Accounting Standards Codification ("ASC") 820, “Fair Value Measurements and Disclosure", to determine the fair values of our financial and nonfinancial assets and liabilities where applicable. ASC 820 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosure about fair value measurements. The objective of fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants at the measurement date. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. To increase consistency and comparability in fair value measurement and related disclosures, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: (1) Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date; (2) Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

through corroboration with observable market data; and (3) Level 3 inputs are unobservable inputs for the asset or liability that reflect the reporting entity’s own assumptions about risk and the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
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

The carrying amount of financial instruments, including cash, accounts payable and accrued liabilities approximate fair value due to the short maturities of these financial instruments. Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis (see Note 3).

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Expenditures for repairs and maintenance of assets are charged to expense as incurred. We amortize leasehold improvements using the straight-line method over the estimated useful lives of the respective assets or the lease term, whichever is shorter. Upon retirement or sale, the cost and related accumulated depreciation and amortization of assets disposed of are removed from the accounts and any resulting gain or loss is included in other income/expense.
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
Impairment of Long-Lived Assets
We review long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, we compare forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, we have not recorded any impairment losses on long-lived assets.

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

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
Stock-Based Compensation
Our stock-based compensation plan (see Note 9) provides for the grant of stock options, restricted common stock and stock appreciation rights. The estimated fair values of stock option grants are determined as of the date of grant using the Black-Scholes option pricing model. This method incorporates the fair value of our common stock at the date of each grant and various assumptions such as the risk-free interest rate, expected volatility based on the historic volatility of publicly-traded peer companies, expected dividend yield, and expected term of the options. The estimated fair values of restricted stock awards are determined based on the fair value of our common stock on the date of grant. The estimated fair values of stock-based awards, including the effect of estimated forfeitures, are expensed over the requisite service period, which is generally the awards’ vesting period. We classify stock-based compensation expense in the statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified.
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
Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in our tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

the future taxable profits expected and considering prudent and feasible tax planning strategies.
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
Comprehensive Loss
Our comprehensive loss includes the change in unrealized gains or losses on available-for-sale securities. The cumulative amount of gains or losses is reflected as a separate component of stockholders' equity in the accompanying balance sheets as accumulated other comprehensive loss.

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
Recently Issued Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Our adoption of this standard did not have any material impact on our financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes", requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The update is effective for public

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

business entities issuing financial statements for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments and also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", requiring organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

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

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2015 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

(In thousands)	Fair Value Measurements as of December 31, 2015
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$8,169	$8,169	$—	$—
U.S. government agency notes	4,385	—	4,385	—
Short-term investments:
U.S. treasury bills	41,282	—	41,282	—
U.S. government agency notes	11,769	—	11,769	—
Long-term investments:
U.S. treasury bills	4,590	—	4,590	—
	$70,195	$8,169	$62,026	$—

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

(In thousands)	Fair Value Measurements as of December 31, 2014
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$834	$834	$—	$—
Short-term investments:
U.S. treasury bills	5,998	—	5,998	—
U.S. government agency notes	82,060	—	82,060	—
	$88,892	$834	$88,058	$—

There were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy at December 31, 2015 and 2014.

At December 31, 2015 and 2014, we did not have any financial liabilities which were measured at fair value on a recurring basis.

4. Investments

The following tables summarize our investments in available-for-sale securities by significant investment category reported as short-term or long-term investments as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$41,293	$14	$(25)	$41,282
U.S. government agency notes	11,776	—	(7)	11,769
U.S. treasury bonds and notes	25	9	(34)	—
	53,094	23	(66)	53,051
Long-term investments:
U.S. treasury bills	4,597	—	(7)	4,590

Total available-for-sale investments	$57,691	$23	$(73)	$57,641

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$5,994	$4	$—	$5,998
U.S. treasury bonds and notes	82,091	—	(31)	82,060
Total available-for-sale investments	$88,085	$4	$(31)	$88,058

The following table summarizes the contractual maturities of our available-for-sale securities at December 31, 2015 (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$53,094	$53,051
Mature in one year or more	$4,597	$4,590

5. Property and Equipment, Net
Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2015	2014
Computer and lab equipment	$437	$359
Furniture & fixtures	38	24
Leasehold improvements	78	69
Construction-in-process	895	—
Total	1,448	452
Less accumulated depreciation and amortization	(204)	(58)
Property and equipment, net	$1,244	$394
Depreciation and amortization expense was $146,000, $58,000 and $3,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

6. Accrued Liabilities
Accrued liabilities consisted of the following as of December 31, 2015 and 2014:

(In thousands)	December 31, 2015	December 31, 2014
Accrued consulting	$83	$—
Accrued research and development costs	345	715
Accrued other	128	247
Deferred rent	53	57
	609	1,019
Less current portion	(569)	(975)
Long-term liability (deferred rent)	$40	$44

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

7. Convertible Preferred Stock
Prior to our initial public offering in December 2013, our Certificate of Incorporation, as amended and restated, authorized us to issue 15,000,000 shares of $0.0001 par value preferred stock. Through December 16, 2013, we had issued 1,015,000 shares of Series AA convertible preferred stock (“Series AA Preferred Stock”), 1,860,204 shares of Series A-1 convertible preferred stock (“Series A-1 Preferred Stock") and 1,675,002 shares of Series A-1A convertible preferred stock (“Series A-1A Preferred Stock") (collectively, the “Preferred Stock”). In connection with our initial public offering in December 2013, all outstanding shares of the Preferred Stock automatically converted into 4,550,195 (net of an adjustment for 11 fractional shares) shares of our common stock.
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

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

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

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

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
Conversion Rights
Optional Conversion
The shares of Preferred Stock are convertible into shares of common stock, at the option of the holder, at any time after the date of issuance. Each share of Preferred Stock will be converted into shares of common stock at the applicable Series AA, Series A-1 and Series A-1A Preferred Stock conversion rate then in effect, which is calculated by dividing the original issue price by the respective conversion price. The conversion prices for the Series AA, Series A-1 and Series A-1A Preferred Stock are equal to $1.00 per share, $3.17 per share and $3.17 per share, respectively, and are subject to adjustment as set forth in our Certificate of Incorporation, as amended and restated. In connection with our initial public offering in December 2013, all outstanding shares of the Series AA, Series A-1 and Series A-1A Preferred Stock were converted into shares of common stock on a 1-for-1 basis.
Automatic Conversion
Each share of Preferred Stock automatically converted into shares of common stock upon us becoming a public company in connection with our initial public offering.
Redemption Rights
There were no redemption rights afforded the holders of Preferred Stock. Upon certain change in control events that were outside of our control, including liquidation, sale or transfer of control of our company, holders of the Preferred Stock could cause its redemption. Therefore, prior to the automatic conversion of the Preferred Stock in connection with our initial public offering in December 2013, the Preferred Stock was classified outside of stockholders’ equity in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.
Reissuance
All shares of Preferred Stock that were converted into common stock were canceled and will not be reissued by us.

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

In December 2013, we amended our Certificate of Incorporation to authorize the issuance of 10,000,000 shares of $0.0001 par value preferred stock. At December 31, 2015, all shares of preferred stock are undesignated and unissued.

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

In 2015, we issued 58,126 shares of common stock upon exercise of stock options at prices ranging from $0.32 to $3.83 per share for total proceeds of $105,000. In addition, we issued 53,752 shares of common stock to employees in connection with our employee stock purchase program for total proceeds of $238,000.

As of December 31, 2015, we had 19,836,360 shares of common stock outstanding.

9. Stock-Based Awards and Benefit Plan
On November 4, 2012, our board of directors adopted the Kindred Biosciences, Inc. 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for our board of directors to grant incentive stock options or non-qualified stock options for the purchase of common stock, to issue or sell shares of restricted common stock and to grant stock appreciation rights (“SARs”) to our employees, directors, consultants and advisers of the Company. Pursuant to the terms of the 2012 Plan, no options or SARs shall be granted under the 2012 Plan after 10 years from the date of adoption of the 2012 Plan. We have reserved 4,000,000 shares of our common

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

stock for issuance under the 2012 Plan.
Retrospective Reassessment of the Fair Value of Common Stock
As required by the 2012 Plan, the exercise price for awards granted is not to be less than the fair market value of our common stock as of the date of grant. We value shares of common stock by taking into consideration our most recently available valuation of common stock performed by management and the board of directors, as well as additional factors which may have changed since the date of the most recent contemporaneous valuations through the date of grant. On February 4, 2013, May 9, 2013, August 29, 2013 and September 12, 2013, the board of directors granted stock options for the purchase of 576,525 shares, 154,793 shares, 412,580 shares, and 29,000 shares, respectively, of our common stock with weighted-average exercise prices of $0.35 per share, $0.32 per share, $0.90 per share and $0.90 per share, respectively. On November 11, 2013, our board of directors, with the consent of the affected employee and director option holders, approved an increase from $0.90 per share to $1.37 per share in the exercise price of 285,092 employee and director options granted in August and September 2013. The fair value of our common stock on the February 4, 2013 and May 9, 2013 grant dates was $0.32 per share, and on the August 29, 2013 and September 12, 2013 grant dates was $1.37 per share, as determined by our board of directors. In connection with the December 2013 initial public offering of our common stock, we reexamined, for financial reporting purposes only, the fair value of our common stock. In connection with the reexamination, we determined that retrospective valuations of the fair value of common stock as of February 4, 2013, May 9, 2013, August 29, 2013 and September 12, 2013 were appropriate due to acceleration of the timeframe to a potential liquidity event and the proposed initial public offering, which had not been contemplated in the determination of the original fair values on these dates. Based on this analysis, the fair value of common stock remained unchanged for the February 4, 2013 and May 9, 2013 grant dates. Based on this analysis, the fair value of the common stock on the August 29, 2013 and September 12, 2013 grant dates was determined to be $2.27 per share, which we used to value the stock-based compensation expense for these awards.
Stock Options
Our board of directors determines the exercise price and vesting period of all stock options. The exercise price of the stock options will be no less than 100% of the fair value per share of our common stock on the grant date. If a person owns capital stock representing more than 10% of all classes of our stock, the exercise price will be not less than 110% of the fair market value on the date of grant. Options are vested over variable periods, generally ranging from one to four years, and expire not more than 10 years after the date of grant. As of December 31, 2015, there were 3,116,185 option shares outstanding and 726,402 shares available for future grants under the 2012 Plan.
During the years ended December 31, 2015 and 2014, we granted under the 2012 Plan stock options for the purchase of 922,083 and 1,127,113 shares of common stock, respectively, to employees, non-employee consultants and directors.

2014 Employee Stock Purchase Plan

In December 2014, our board of directors adopted the Kindred Biosciences, Inc. 2014 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 200,000 shares of our common stock are authorized for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined six months consecutive offering periods beginning on December 1 with the exception of our first offering period which commenced on January 1, 2015 for a five months duration. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. A participant may purchase a maximum of 2,000 shares of common stock during

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

each offering period, not to exceed $25,000 worth of common stock on the offering date during each calendar year. We use the Black-Scholes option pricing model, in combination with discounted employee price, in determining the value of the Purchase Plan expense to be recognized during each offering period. The weighted-average grant date fair value per share using the Black-Scholes option pricing model was $2.08 during the year ended December 31, 2015.

As of December 31, 2015, there were 53,752 shares of common stock issued under the Purchase Plan and 146,248 shares available for future issuance under the Purchase Plan. At December 31, 2015, we had an outstanding liability of $25,000, which is included in accrued compensation on the balance sheet, for employee contributions to the Purchase Plan for shares pending issuance at the end of the next offering period.

Reserved Shares

At December 31, 2015, shares of common stock reserved for future issuance inclusive of outstanding option shares are as follows:

2012 Equity Incentive Plan	3,842,587
2014 Employee Stock Purchase Plan	146,248
3,988,835

Stock Option Plan Activity Summary

A summary of activity under our stock option plan is as follows:

	Shares Available For Grant	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining ContractualTerm (In Years)	Aggregate Intrinsic Value
Balance, December 31, 2012	4,000,000	—
Granted	(1,410,139)	1,410,139	$1.31
Exercised		(34,225)	$0.32
Restricted stock grants	(10,200)	—
Balance, December 31, 2013	2,579,661	1,375,914	$1.33
Granted	(1,127,113)	1,127,113	$16.23
Exercised		(56,112)	$2.17
Forfeited - restricted stock and options	118,750	(117,500)	$19.57
Balance, December 31, 2014	1,571,298	2,329,415	$7.60
Granted	(922,083)	922,083	$6.54
Exercised		(58,126)	$1.81
Expired	5,104	(5,104)	$19.96
Forfeited - stock options	72,083	(72,083)	$12.48
Balance, December 31, 2015	726,402	3,116,185	$7.26	8.2	$2,908,000

Options vested and expected to vest, December 31, 2015		3,116,185	$7.26	8.2	$2,908,000
Options exercisable, December 31, 2015		1,603,594	$6.48	7.7	$2,338,000
The aggregate intrinsic value of options is calculated as the difference between the exercise price of options

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

and the fair value of our common stock for those options that had exercise prices lower than the fair value of our common stock on December 31, 2015.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $266,000, $774,000 and $108,000, respectively.
We received proceeds of $105,000, $121,000 and $11,000 from the exercise of common stock options during the years ended December 31, 2015, 2014 and 2013, respectively.
The weighted-average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $5.03, $12.09 and $1.50 per share, respectively.
Restricted Stock
We did not grant any restricted common stock in 2015 and 2014. During the year ended December 31, 2013, we granted 10,200 shares of restricted common stock to consultants. The weighted average fair value of the restricted shares was $6.63. As of December 31, 2015, there were no unvested shares of restricted common stock.
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
Total stock-based compensation expense, related to all of our share-based payment awards, is comprised of the following:

(In thousands)	Years Ended December 31,
	2015	2014	2013
Research and development	$1,857	$1,453	$827
General and administrative	2,300	2,969	95
	$4,157	$4,422	$922

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

Total stock-based compensation expense included stock options and expense from the Purchase Plan for the year ended December 31, 2015 and stock options and restricted stock for the years ended December 31, 2014 and 2013. We recorded accrued expenses of $303,000 at December 31, 2013, for options which were earned but not granted and approved by the board of directors as of that date. There were no such accruals in 2015 and 2014.
We had an aggregate of approximately $8,254,000 of unrecognized stock-based compensation expense for options outstanding and the Purchase Plan as of December 31, 2015, which is expected to be recognized over a weighted average period of 2.5 years.

Valuation assumptions

The relevant data used to determine the fair value of stock options earned or granted and the Purchase Plan is as follows:

	Years Ended December 31,
	2015	2014	2013
Stock options:
Weighted average risk-free interest rate	1.51%	1.70%	1.33%
Weighted average expected term (in years)	6.1	6.4	6.6
Weighted average expected volatility	94.8%	91.3%	85.2%
Weighted average expected dividend yield	—	—	—

Employee stock purchase plan:
Weighted average risk-free interest rate	0.08%	—	—
Weighted average expected term (in years)	0.5	0	0
Weighted average expected volatility	80.7%	—	—
Weighted average expected dividend yield	—	—	—

10. Commitments and Contingencies
License agreement
In March 2014, we entered into a license agreement under which we made an up-front payment and were obligated to make annual payments and, subject to certain terms and conditions, milestone payments upon achievement of development milestones and a royalty based on sales of products developed under the agreement. In January 2015, we terminated this agreement.
Operating Leases
For the period from September 25, 2012 (inception) through March 2014, we leased our office space on a month-to-month basis. In April 2014, we entered into new non-cancelable operating leases for laboratory space and office space through November 2017. In January, August and November 2015, we amended our original operating lease for laboratory space to expand the facility with an additional 2,431 square feet, 131 square feet and 123 square feet, respectively, of manufacturing space through May 2017. In August 2015, we entered into a new non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

September 2019. In February 2016, we further amended our original operating lease for laboratory space to further expand the facility with an additional 3,599 square feet of quality control laboratory space through May 2017.
Rent expense for the years ended December 31, 2015, 2014 and 2013 was $339,000, $162,000 and $6,000, respectively. In addition, we have three operating leases for equipment through 2020. As of December 31, 2015, we are obligated to make minimum lease payments under all of our operating leases, including the amendment entered into in February 2016 (see Note 16), as follows (in thousands):

Year ending December 31,	Lease Payments
2016	$548
2017	402
2018	103
2019	79
2020	2
Total	$1,134
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

11. Related Party Transactions
We entered into a consulting agreement with S.D. Scientific, a company owned 50% by our co-founder and current Chief Operating Officer. Consulting fees earned by S.D. Scientific during the year ended December 31, 2013 were $54,000. There were no consulting fees earned by S.D. Scientific in 2015 and 2014.
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

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

12. Income Taxes
There is no provision for income taxes because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax assets.
Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows:

(In thousands, except percentages)	For the years ended December 31,
	2015		2014		2013
Income tax expense (benefit) at statutory federal rate	$(9,226)	34.0%	$(9,227)	34.0%	$(1,432)	34.0%
State income tax, net of federal benefit	(1,678)	6.2	(1,663)	6.1	(245)	5.8
Permanent items	58	(0.2)	14	(0.1)	2	—
Research credits	(1,379)	5.1	(807)	3	(188)	4.5
Stock compensation	—	—	—	—	6	(0.1)
ASC 740-10	552	(2.0)	323	(1.2)	75	(1.8)
Change in valuation allowance	11,924	(43.9)	11,388	(41.9)	1,782	(42.4)
Other individually immaterial items	(251)	0.8	(28)	0.1	—	—
Provision (benefit) for income taxes	$—	—%	$—	—%	$—	—%

Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future periods. The components of the deferred tax assets are as follows at December 31, 2015 and 2014:

	December 31,
(In thousands)	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$19,173	$10,047
Research & development credits	1,591	597
Accrued expenses	766	463
Amortization and depreciation	(38)	4
Other	2	1
Stock-based compensation	3,643	2,101
	25,137	13,213
Valuation Allowance	(25,137)	(13,213)
Net current deferred tax assets	$—	$—

At December 31, 2015, we had net deferred tax assets of $25,137,000. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset.
Additionally, the future utilization of our net operating loss and research and development tax credits carryforwards is subject to annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of the net operating loss and research and development tax credit carryforward and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. We believe we incurred an ownership change during April 2014, however, we have not completed an analysis yet to determine the impact of our ability to use net operating losses and research and development credits as of December 31, 2015.
At December 31, 2015, we had federal and California net operating loss carryovers of $48,289,000 and $48,158,000, respectively. The federal and California net loss carryforwards will begin to expire in 2032.
At December 31, 2015, we had federal and state research tax credit carryovers of approximately $1,614,000 and $1,472,000, respectively. The federal research and development tax credit carryforwards will begin to expire in 2033. The California research and development credit carryforwards are available indefinitely.
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
A rollforward of changes in our unrecognized tax benefits is shown below.

(In thousands)	December 31,
	2015	2014
Balance at beginning of year	$473	$91
Additions based on tax positions related to the current year	650	382
Additions for tax positions of prior years	111	—
Balance at end of year	$1,234	$473

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized and realized is $1,034,000.
Our practice is to recognize interest and/or penalties related to income tax matters as income tax expense. We had no accrual for interest or penalties on our accompanying balance sheets at December 31, 2015 and 2014, and have not recognized interest and/or penalties in our statements of operations and comprehensive loss for the years ended December 31, 2015, 2014 and 2013.
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

13. Net Loss Per Share
Basic and diluted net loss per share was calculated as follows for the years ended December 31, 2015, 2014 and 2013:

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

(In thousands, except per share amounts)	Years Ended December 31,
	2015	2014	2013
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss attributable to common stockholders	$(27,130)	$(27,139)	$(4,213)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	19,773	18,782	3,732
Net loss per common share attributable to common stockholders, basic and diluted	$(1.37)	$(1.44)	$(1.13)

There was no difference between our net loss and the net loss attributable to common stockholders for all periods presented.

Stock options to purchase 3,116,185 shares, 2,329,415 shares and 1,375,914 shares of common stock as of December 31, 2015, 2014 and 2013, respectively, were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect was anti-dilutive.

14. Employee Savings Plan

We have established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective May 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 90% of their salary, subject to annual limits. We make contributions to the plan in an amount equal to 50% on the first 6% for a maximum of 3% of the participant’s compensation which is deferred. We contributed approximately $164,000 and $84,000 to the plan during the years ended December 31, 2015 and 2014, respectively.

15. Selected Quarterly Financial Information (unaudited)

The following table presents selected unaudited quarterly financial data for each of the quarters in the years ended December 31, 2015 and 2014.

Kindred Biosciences, Inc.

Notes to Financial Statements (continued)

(In thousands, except per share amounts)	2015				2014
Quarter ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Operating costs and expenses
Research and development	$4,579	$5,033	$4,991	$4,809	$4,802	$3,755	$5,639	$4,498
General and administrative	1,881	2,095	1,921	1,953	2,014	2,342	2,504	1,679
Total operating cost and expenses	6,460	7,128	6,912	6,762	6,816	6,097	8,143	6,177

Loss from operations	(6,460)	(7,128)	(6,912)	(6,762)	(6,816)	(6,097)	(8,143)	(6,177)
Interest and other income, net	40	33	29	30	27	25	33	9
Net loss	$(6,420)	$(7,095)	$(6,883)	$(6,732)	$(6,789)	$(6,072)	$(8,110)	$(6,168)

Net loss per share, basic and diluted (1)	$(0.32)	$(0.36)	$(0.35)	$(0.34)	$(0.34)	$(0.31)	$(0.42)	$(0.38)
Weighted average shares used in computing net loss per share, basic and diluted	19,816	19,792	19,756	19,726	19,719	19,713	19,426	16,222
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

On January 11, 2016, we announced a corporate restructuring whereby 18 employees were laid-off in order to streamline our focus on our development programs and to ensure our remaining funds at December 31, 2015 are sufficient to fund our planned operations through 2018. The total restructuring charge incurred was $655,000.

On February 3, 2016, we further amended our existing operating lease for laboratory space at the Mitten Road facility. The amendment to the original lease provides for an expansion of an additional 3,599 square feet of laboratory space for a total of 8,429 square feet. The term of the lease is February 3, 2016 through May 31, 2017 and total rent payments from this amendment is expected to be $189,000.