Form 10-Q
period 2016-03-31
Kindred Biosciences, Inc.
filed 2016-05-05
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of April 30, 2016, Kindred Biosciences, Inc. had outstanding 19,838,610 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,611	$19,992
Short-term investments	58,962	53,051
Prepaid expenses and other	862	712
Total current assets	69,435	73,755
Property and equipment, net	1,701	1,244
Long-term investments	1,903	4,590
Other assets	30	30
Total assets	$73,069	$79,619

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$567	$717
Accrued compensation	746	1,922
Accrued liabilities	582	569
Total current liabilities	1,895	3,208
Long-term liability	33	40
Total liabilities	1,928	3,248

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,836,360 shares issued and outstanding at March 31, 2016 and December 31, 2015	2	2
Additional paid-in capital	135,783	135,021
Accumulated other comprehensive income (loss)	18	(50)
Accumulated deficit	(64,662)	(58,602)
Total stockholders' equity	71,141	76,371
Total liabilities and stockholders' equity	$73,069	$79,619

The accompanying notes are an integral part of these condensed financial statements.

Kindred Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2016	2015
Operating expenses:
Research and development	$3,437	$4,809
General and administrative	2,020	1,953
Restructuring costs	655	—
Total operating expenses	6,112	6,762
Loss from operations	(6,112)	(6,762)
Interest and other income, net	52	30
Net loss	(6,060)	(6,732)
Change in unrealized gains or losses on available-for-sale securities	68	17
Comprehensive loss	$(5,992)	$(6,715)

Net loss per share, basic and diluted	$(0.31)	$(0.34)
Weighted-average number of common shares outstanding, basic and diluted	19,836	19,726

The accompanying notes are an integral part of these condensed financial statements.

Kindred Biosciences, Inc.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(6,060)	$(6,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	762	1,078
Depreciation and amortization expense	38	34
Amortization of premium on marketable securities	77	32
Changes in operating assets and liabilities:
Prepaid expenses and other	(150)	(114)
Accounts payable	117	(73)
Accrued liabilities and accrued compensation	(1,268)	(628)
Net cash used in operating activities	(6,484)	(6,403)
Cash Flows from Investing Activities
Purchase of investments	(33,673)	(25,128)
Sale of investments	—	3,000
Maturities of investments	30,440	21,000
Purchase of property and equipment	(664)	(31)
Net cash used in investing activities	(3,897)	(1,159)
Cash Flows from Financing Activities
Exercise of stock options	—	11
Net cash provided by financing activities	—	11
Net change in cash and cash equivalents	(10,381)	(7,551)
Cash and cash equivalents at beginning of period	19,992	12,969
Cash and cash equivalents at end of period	$9,611	$5,418

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment included in accrued liabilities	$98	$—
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
The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 included in our annual report on Form 10-K as filed with the SEC on March 4, 2016. In the opinion of management, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included in these unaudited interim condensed financial statements.
Liquidity
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and begin to commercialize any approved products. To date, we have been funded primarily through sales of our former convertible preferred stock, the sale of our common stock in our initial public offering in December 2013 and the sale of our common stock in our April 2014 follow-on public offering. We believe that our cash, cash equivalents, short-term and long-term investments totaling $70,476,000 as of March 31, 2016, are sufficient to fund our planned operations for at least the next 24 months.
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
Use of Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed financial statements include, but are not limited to, the valuation of stock-based awards, the realization of deferred tax assets, the recoverability of long-lived assets and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.

Comprehensive Loss
Our comprehensive loss includes the change in unrealized gains or losses on available-for-sale securities. The cumulative amount of gains or losses are reflected as a separate component of stockholders' equity in the condensed balance sheets as accumulated other comprehensive income (loss).
Recently Issued Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, "Balance Sheet Classification of Deferred Taxes", requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The update is effective for public business entities issuing financial statements for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the new guidance and have not determined the impact this standard may have on our condensed financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which amends ASC Topic 718, “Compensation - Stock Compensation”. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. Our early adoption of this standard in the quarter ended March 31, 2016 did not have any material impact on our condensed financial statements.

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

Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of March 31, 2016
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,718	$2,718	$—	$—
U.S. government agency notes	5,461	—	5,461	—
U.S. treasury bonds	1,002	—	1,002	—
Short-term investments:
U.S. treasury bills	29,457	—	29,457	—
U.S. government agency notes	8,335	—	8,335	—
U.S. treasury bonds	21,170	—	21,170	—
Long-term investments:
U.S. government agency notes	901	—	901	—
U.S. treasury bonds	1,002	—	1,002	—
	$70,046	$2,718	$67,328	$—

	Fair Value Measurements as of December 31, 2015
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$8,169	$8,169	$—	$—
U.S. government agency notes	4,385	—	4,385	—
Short-term investments:
U.S. treasury bills	41,282	—	41,282	—
U.S. government agency notes	11,769	—	11,769	—
Long-term investments:
U.S. treasury bills	4,590	—	4,590	—
	$70,195	$8,169	$62,026	$—

There were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy at March 31, 2016 or December 31, 2015.
At March 31, 2016 and December 31, 2015, we did not have any financial liabilities which were measured at fair value on a recurring basis.

3.    Investments
We classify all highly-liquid investments with stated maturities of greater than three months from the date of purchase and remaining maturities of less than one year as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments are viewed as being available to support current operations. We classify and account for investments as available-for-sale and reflect realized gains and losses using the specific identification method. Changes in market value, if any, excluding other-than-temporary impairments, are reflected in other comprehensive income (loss).

The fair value of available-for-sale investments by type of security at March 31, 2016 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$29,443	$14	$—	$29,457
U.S. government agency notes	8,335	—	—	8,335
U.S. treasury bonds	21,168	6	(4)	21,170
	58,946	20	(4)	58,962
Long-term investments:
U.S. government agency notes	900	1	—	901
U.S. treasury bonds	1,001	1	—	1,002
Total available-for-sale investments	$60,847	$22	$(4)	$60,865

The fair value of available-for-sale investments by type of security at December 31, 2015 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$41,293	$14	$(25)	$41,282
U.S. government agency notes	11,776	—	(7)	11,769
U.S. treasury bonds	25	9	(34)	—
	53,094	23	(66)	53,051
Long-term investments:
U.S. treasury bills	4,597	—	(7)	4,590
Total available-for-sale investments	$57,691	$23	$(73)	$57,641

4.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued consulting	$33	$83
Accrued research and development costs	387	345
Other expenses	146	128
Deferred rent	49	53
	615	609
Less current portion	(582)	(569)
Long-term liability (deferred rent)	$33	$40

5.    Stock-Based Awards and Common Stock
The table below shows the number of shares of common stock underlying options granted to employees, directors and consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

Stock Option Plan	Three months ended March 31,
	2016	2015
Shares underlying options granted	682,833	646,333
Weighted-average exercise price	$3.39	$6.77
Weighted average risk- free interest rate	1.65%	1.44%
Weighted average expected term (years)	6.1	6.1
Weighted average expected volatility	82%	97%
Expected dividend yield	—	—
Weighted-average grant date fair value per share	$2.38	$5.24
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

Stock Purchase Plan	Three months ended March 31,
	2016	2015
Weighted average risk-free interest rate	0.42%	0.08%
Weighted average expected term (years)	0.5	0.4
Weighted average expected volatility	72.7%	58.6%
Expected dividend yield	—	—
Weighted-average grant date fair value per share	$1.28	$2.06
We did not issue any common stock under the Stock Purchase Plan for the three months ended March 31, 2016. At March 31, 2016 and December 31, 2015, we had an outstanding liability of $83,000 and $25,000, respectively, which is included in accrued compensation on the condensed balance sheets, for employee contributions to the Stock Purchase Plan for shares pending issuance at the end of the next offering period.

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended March 31,
	2016	2015
Research and development	$259	$464
General and administrative	503	614
	$762	$1,078
We had an aggregate of approximately $7,599,000 of unrecognized stock-based compensation expense for options outstanding and the Stock Purchase Plan as of March 31, 2016 which is expected to be recognized over a weighted-average period of 2.5 years.
6.    Commitments and Contingencies
In April 2014, we entered into new non-cancelable operating leases for laboratory space and office space through November 2017. In January, August and November 2015, we amended our original operating lease for laboratory space to expand the facility with an additional 2,431 square feet, 131 square feet and 123 square feet, respectively, of manufacturing space through May 2017. In August 2015, we entered into a new non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019. In February 2016, we further amended our original operating lease for laboratory space to further expand the facility with an additional 3,599 square feet of quality control laboratory space through May 2017. In addition, we have three equipment leases expiring through 2020.

As of March 31, 2016, we are obligated to make minimum lease payments under noncancelable operating leases as follows (in thousands):

Year ending December 31,	Lease Payments
2016 (remaining of year)	$416
2017	404
2018	103
2019	80
2020	2
Total	$1,005
7.    Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2016	2015
Basic and diluted net loss per share:
Numerator:
Net loss	$(6,060)	$(6,732)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	19,836	19,726
Net loss per share, basic and diluted	$(0.31)	$(0.34)

There was no difference between the Company’s net loss and the net loss attributable to common stockholders for all periods presented.
Stock options to purchase 3,543,683 shares of common stock as of March 31, 2016, were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2016, because their effect was anti-dilutive.
Stock options and unvested restricted stock awards to purchase 2,947,748 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2015, because their effect was anti-dilutive.
8.    Restructuring Plan

On January 8, 2016, our Board of Directors committed to a restructuring plan intended to better align our workforce to our revised operating needs and program development plans. On January 11, 2016, we implemented the restructuring plan that focused on streamlining our development programs and to ensure our remaining funds are sufficient to fund our planned operations through 2018. To match these priorities, we reduced our workforce by 18 positions, or approximately 31% of our workforce, resulting in a total workforce of 39 positions. As a result of the restructuring plan which has been completed, we recorded a restructuring charge of approximately $655,000 related to severance payments which was entirely paid in the quarter ended March 31, 2016.

9.    Subsequent Event

On April 25, 2016, we filed a Certificate of Incorporation with the State of Delaware for a wholly owned subsidiary, KindredBio Equine, Inc. ("Subsidiary"). The Subsidiary has one class of capital stock which is designated common stock, $.0001 par value per share. The authorized number of shares of common stock is 1,000.

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

For a further description of these risks and uncertainties and other risks and uncertainties that we face, please see the “Risk Factors” sections that are contained in our filings with the U.S. Securities and Exchange Commission (the SEC), including the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 4, 2016, and any subsequent updates that may be contained in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our other Quarterly Reports on Form 10-Q filed with the SEC.  As a result of the risks and uncertainties described above and in our filings with the SEC, actual results may differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date of this report and we undertake no obligation to update or revise these statements, except as may be required by law.

Overview
We are an early stage biopharmaceutical company focused on saving and improving the lives of pets. Our mission is to bring to our pets the same kinds of safe and effective medicines that our human family members enjoy. Our core strategy is to identify compounds and targets that have already demonstrated safety and efficacy in humans and to develop therapeutics based on these validated compounds and targets for pets, primarily dogs, cats and horses. We believe this approach will lead to shorter development times and higher approval rates than pursuing new, non-validated compounds and targets. We have submitted a New Animal Drug Application, or NADA, to the Food and Drug Administration, or FDA, for one product candidate and have completed enrollment in a pivotal field efficacy trial, or pivotal trial for another product candidate. In addition, we have multiple other product candidates, including several biologics, in various stages of development. We believe there are significant unmet medical needs for pets, and that the pet therapeutics segment of the animal health industry is likely to grow substantially as new therapeutics are identified, developed and marketed specifically for pets.

In November 2015, we completed a pivotal trial of Zimeta (dipyrone injection), previously known as KIND-012, for Pyrexia (fever) in horses with positive topline results. We completed the Target Animal Safety Study, or TASS, for Zimeta successfully and have submitted all technical sections of the NADA for Zimeta before the end of the first quarter of 2016. We anticipate the approval of Zimeta including product launch by the end of 2016 or early 2017. We have initiated pre-launch activities including build-out of a small commercial team, preparations for distribution and commercial manufacturing. In addition, we have incorporated an equine subsidiary, KindredBio Equine, Inc., for our equine business. We anticipate that we may, in the future, spin out or split out our equine business from our biologics business.

Following the successful completion of a Pharmacokinetic study and a randomized, placebo-controlled pilot study of KIND-010 for the management of weight loss in cats, we initiated the pivotal field study in October 2015. Enrollment in the pivotal study of KIND-010 has completed ahead of schedule. We are preparing for database lock and reporting of topline results before the end of the second quarter. We completed the TASS for KIND-010 successfully and have submitted the Chemical, Manufacturing and Controls, or CMC, technical section of the NADA to the FDA.

Formulation for KIND-015, a development candidate for metabolic syndrome in horses, a disease similar to Type II diabetes in humans, is being optimized. We plan to initiate a pilot field efficacy study in the second half of 2016.

A pilot laboratory study was conducted to demonstrate the effectiveness and safety of two formulations of KIND-014, a development candidate for equine gastric ulcer in horses. The results were positive. Both formulations showed efficacy, as measured by gastric pH, and both were well-tolerated. A pilot field study has been initiated.

Our EpocatTM (feline erythropoietin, KIND-510) program for the control of non-regenerative anemia in cats is advancing rapidly. The initial laboratory study was completed, with a positive efficacy signal, as evidenced by increased reticulocyte formation. The pilot field efficacy study is underway.

Other biologics: Antibodies against cytokines and immune checkpoints are progressing on track, and initial pilot studies for some of the antibodies are anticipated in 2016. KIND-Bodies, a novel biologics scaffold that has certain advantages over antibodies, including bi-specific binding, is proceeding on track.

We have constructed a Good Manufacturing Practice, or GMP, biologics manufacturing plant and it is currently undergoing commissioning. We anticipate proceeding to GMP manufacturing by mid-2016.

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

We are an early stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred cumulative net losses of

$64,662,000 through March 31, 2016. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings, most recently our initial public offering in December 2013 provided us with net proceeds of $54,871,000 and a follow-on public offering in April 2014 provided us with net proceeds of $58,065,000. As of March 31, 2016, we had cash, cash equivalents and investments of $70,476,000.

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
There have been no significant changes to our critical accounting policies since the beginning of our fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 4, 2016.
Results of Operations
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three months ended March 31,
	2016	2015
Operating expenses:
Research and development	$3,437	$4,809
General and administrative	2,020	1,953
Restructuring costs	655	—
Total operating expenses	6,112	6,762
Loss from operations	(6,112)	(6,762)
Interest and other income, net	52	30
Net loss	$(6,060)	$(6,732)

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
Research and development expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended March 31,
	2016	2015	% Change
Payroll and related	$1,499	$1,900	(21)%
Consulting	236	331	(29)%
Field trial costs, including materials	895	1,506	(41)%
Stock-based compensation	259	464	(44)%
Other	548	608	(10)%
	$3,437	$4,809	(29)%
During the three months ended March 31, 2016, research and development expense related primarily to advancing the development of KIND-010 for management of weight loss in cats and preparing for the launch of Zimeta, our lead product candidate. During this period all major technical sections of the NADA for Zimeta were completed and submitted to the FDA along with the completion of TASS for KIND-010. We also initiated additional manufacturing work in preparation for commercialization of our first product candidate. We continue to advance additional product candidates in our small molecule programs as well as continue to advance our biologics program by building an in-house team to focus on setting-up a manufacturing process for our potential biologic candidates.
Research and development expenses for the three months ended March 31, 2016, decreased by 29% to $3,437,000 compared with $4,809,000 for the same period in 2015. The decrease in expenses were due to $401,000 lower payroll and related expenses as a result of our corporate restructuring in January 2016. In addition, our field trial costs decreased by $611,000 as the completion of the pivotal study for KIND-010 was earlier than expected and the 2015 expenses included field trial costs for SentiKind and Zimeta which we did not have in 2016. In addition, stock-based compensation expense as well as our consulting and other research expenses decreased by approximately $205,000 and $155,000, respectively. Outsourced research and development expenses related to our KIND-010, Zimeta and other product development programs for the three months ended March 31, 2016 were $571,000, $314,000, and $208,000, respectively. Outsourced research and development expense consists primarily of costs related to manufacturing supplies, clinical trial costs and consulting.
We expect research and development expense to increase for the foreseeable future as we increase our headcount, commence pilot studies and further develop our small molecule compounds and biologics development programs.  Due to the inherently unpredictable nature of our development, we cannot reasonably estimate or predict the nature, specific timing or estimated costs of the efforts that will be necessary to complete the development of our product candidates.

General and Administrative Expense
General and administrative expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended March 31,
	2016	2015	% Change
	(In thousands)
Payroll and related	$663	$373	78%
Consulting, legal fees and professional services	241	481	(50)%
Stock-based compensation	503	614	(18)%
Corporate and marketing expenses	311	328	(5)%
Other	302	157	92%
	$2,020	$1,953	3%

General and administrative expenses for the three months ended March 31, 2016 increased by 3% to $2,020,000 compared with $1,953,000 for the same period in 2015. The increase in general and administrative expense was related to higher payroll and related expenses as we continue to bring in-house activities that were previously out-sourced as well as higher facilities and other expenses. The increase in expenses were offset in part by lower consulting, legal and professional service fees and stock-based compensation expense.
We expect general and administrative expense to increase in 2016 as we prepare for the commercial launch of Zimeta.
Restructuring costs
We recorded a restructuring charge of $655,000 for the three months ended March 31, 2016 in order to streamline our focus on our development programs and to ensure our remaining funds are sufficient to fund our planned operations through 2018. Eighteen employees were impacted by the restructuring and all restructuring charges were paid as of March 31, 2016.

Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets.  Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of March 31, 2016, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in September 2012 through March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $64,662,000. Since inception, we raised a total of $125,023,000, net of offering costs, through public offerings of our common stock and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering). As of March 31, 2016, we had cash, cash equivalents and investments of $70,476,000. We believe that our cash, cash equivalents and investments balances as of March 31, 2016, are sufficient to fund our planned operations for at least the next 24 months.

Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Three months ended March 31,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(6,484)	$(6,403)
Net cash used in investing activities	$(3,897)	$(1,159)
Net cash provided by financing activities	$—	$11
Net cash used in operating activities
During the three months ended March 31, 2016, net cash used in operating activities was $6,484,000. Net loss of $6,060,000 for the three months ended March 31, 2016 included non-cash charges of $762,000 for stock-based compensation expense, $77,000 for the amortization of premium on marketable securities and $38,000 for depreciation and amortization. Net cash used in operating activities was further impacted by changes in operating assets and liabilities of $1,301,000.
During the three months ended March 31, 2015, net cash used in operating activities was $6,403,000. Net cash used in operating activities resulted primarily from our net loss of $6,732,000, partially offset by non-cash, stock-based compensation of $1,078,000, depreciation and amortization of $34,000, amortization of premium on marketable securities of $32,000, and further impacted by changes in operating assets and liabilities of $815,000.
Net cash used in investing activities
During the three months ended March 31, 2016, net cash used in investing activities was $3,897,000, which resulted from $33,673,000 related to the purchase of marketable securities and $664,000 related to purchases of property and equipment, offset by proceeds from maturities of marketable securities of $30,440,000.
During the three months ended March 31, 2015, net cash used in investing activities was $1,159,000 and related to the purchase of marketable securities of $25,128,000 and property and equipment of $31,000, partially offset by proceeds from maturities of marketable securities of $21,000,000 and sales of investments of $3,000,000.
Net cash provided by financing activities
During the three months ended March 31, 2016, there were no cash financing activities.
During the three months ended March 31, 2015, net cash provided by financing activities of $11,000 was from the exercise of stock options.
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

We believe our existing cash, cash equivalents and investments will be sufficient to fund our operating plan through the next 24 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
Contractual Obligations
In April 2014, we entered into noncancelable operating leases for laboratory space and office space and in January, August and November 2015 as well as February 2016, we amended one of the operating leases to include additional lab space. In June 2015, we entered into a noncancelable operating lease for office space in San Diego, California. Under the operating leases we are obligated to make minimum lease payments as of March 31, 2016 totaling $1,005,000 through July 2020 the timing of which is described in more detail in the notes to the condensed financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recently Issued Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, "Balance Sheet Classification of Deferred Taxes", requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The update is effective for public business entities issuing financial statements for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the new guidance and have not determined the impact this standard may have on our condensed financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which amends ASC Topic 718, “Compensation - Stock Compensation”. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. Our early adoption of this standard in the quarter ended March 31, 2016 did not have any material impact on our condensed financial statements.

We do not believe there are any other recently issued standards not yet effective that will have a material impact on our financial statements when the standards become effective.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments.
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our short-term investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of March 31, 2016, our cash equivalents and investments are invested in money market funds, U.S. treasury bills, U.S. federal agency notes and U.S treasury bonds and notes. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 4, 2016. There have been no material changes to those Risk Factors.
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
Date: May 5, 2016

Kindred Biosciences, Inc.

By:	/s/ Richard Chin
Richard Chin, M.D.
President and Chief Executive Officer and Interim Chief Financial Officer