Form 10-Q
period 2016-06-30
Kindred Biosciences, Inc.
filed 2016-08-08
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of July 29, 2016, Kindred Biosciences, Inc. had outstanding 19,891,407 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,043	$19,992
Short-term investments	45,110	53,051
Prepaid expenses and other	899	712
Total current assets	62,052	73,755
Property and equipment, net	1,734	1,244
Long-term investments	5,120	4,590
Other assets	30	30
Total assets	$68,936	$79,619

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$229	$717
Accrued compensation	952	1,922
Accrued liabilities	508	569
Total current liabilities	1,689	3,208
Long-term liability	26	40
Total liabilities	1,715	3,248

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,891,407 and 19,836,360 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	136,795	135,021
Accumulated other comprehensive income (loss)	33	(50)
Accumulated deficit	(69,609)	(58,602)
Total stockholders' equity	67,221	76,371
Total liabilities and stockholders' equity	$68,936	$79,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$3,161	$4,991	$6,598	$9,800
General and administrative	1,865	1,921	3,885	3,874
Restructuring costs	—	—	655	—
Total operating expenses	5,026	6,912	11,138	13,674
Loss from operations	(5,026)	(6,912)	(11,138)	(13,674)
Interest and other income, net	79	29	131	59
Net loss	(4,947)	(6,883)	(11,007)	(13,615)
Change in unrealized gains on available-for-sale securities	15	9	83	26
Comprehensive loss	$(4,932)	$(6,874)	$(10,924)	$(13,589)

Net loss per share, basic and diluted	$(0.25)	$(0.35)	$(0.55)	$(0.69)
Weighted-average number of common shares outstanding, basic and diluted	19,865	19,756	19,851	19,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(11,007)	$(13,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,684	2,097
Depreciation and amortization expense	75	72
Amortization of premium on marketable securities	132	52
Changes in operating assets and liabilities:
Prepaid expenses and other	(187)	34
Other assets	—	(8)
Accounts payable	(221)	681
Accrued liabilities and accrued compensation	(1,045)	(709)
Net cash used in operating activities	(10,569)	(11,396)
Cash Flows from Investing Activities
Purchase of investments	(47,201)	(35,882)
Sale of investments	—	3,000
Maturities of investments	54,563	46,000
Purchase of property and equipment	(832)	(75)
Net cash provided by investing activities	6,530	13,043
Cash Flows from Financing Activities
Exercise of stock options and purchase of ESPP shares	90	206
Net cash provided by financing activities	90	206
Net change in cash and cash equivalents	(3,949)	1,853
Cash and cash equivalents at beginning of period	19,992	12,969
Cash and cash equivalents at end of period	$16,043	$14,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Kindred Biosciences, Inc. ("KindredBio", "we", "us" or "our") was incorporated on September 25, 2012 (inception) in the State of Delaware. On April 25, 2016, we filed a Certificate of Incorporation with the State of Delaware for a wholly owned subsidiary, KindredBio Equine, Inc. ("Subsidiary"). The Subsidiary has one class of capital stock which is designated common stock, $0.0001 par value per share. The authorized number of shares of common stock for the Subsidiary is 1,000.
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
The accompanying unaudited interim condensed consolidated financial statements (“financial statements”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 included in our annual report on Form 10-K as filed with the SEC on March 4, 2016. In the opinion of management, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included in these unaudited interim consolidated financial statements.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned Subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and begin to commercialize any approved products. To date, we have been funded primarily through sales of our former convertible preferred stock, the sale of our common stock in our initial public offering in December 2013 and the sale of our common stock in our April 2014 follow-on public offering. We believe that our cash, cash equivalents, short-term and long-term investments totaling $66,273,000 as of June 30, 2016, are sufficient to fund our planned operations for at least the next 24 months.
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
Use of Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the valuation of stock-based awards, the realization of deferred tax assets, the recoverability of long-lived assets and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.
Comprehensive Loss
Our comprehensive loss includes the change in unrealized gains or losses on available-for-sale securities. The cumulative amount of gains or losses are reflected as a separate component of stockholders' equity in the condensed consolidated balance sheets as accumulated other comprehensive income (loss).
Recently Issued Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, "Balance Sheet Classification of Deferred Taxes", requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the consolidated balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The update is effective for public business entities issuing consolidated financial statements for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the new guidance and have not determined the impact this standard may have on our condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments and also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the new guidance and have not determined the impact this standard may have on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", requiring organizations that lease assets—referred to as “lessees”—to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the new guidance and have not determined the impact this standard may have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which amends ASC Topic 718, “Compensation - Stock Compensation”. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. Our early adoption of this standard in the six months ended June 30, 2016 did not have any material impact on our condensed consolidated financial statements.

We do not believe there are any other recently issued standards not yet effective that will have a material impact on our consolidated financial statements when the standards become effective.
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

Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of June 30, 2016
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$5,115	$5,115	$—	$—
U.S. government agency notes	1,440	—	1,440	—
Commercial paper	8,947	—	8,947	—
Short-term investments:
U.S. treasury bills	18,481	18,481	—	—
U.S. treasury bonds	17,184	17,184	—	—
U.S. government agency notes	6,752	—	6,752	—
Commercial paper	1,691	—	1,691	—
Corporate notes	1,002	—	1,002	—
Long-term investments:
Corporate notes	5,120	—	5,120	—
	$65,732	$40,780	$24,952	$—

	Fair Value Measurements as of December 31, 2015
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$8,169	$8,169	$—	$—
U.S. government agency notes	4,385	—	4,385	—
Short-term investments:
U.S. treasury bills	41,282	—	41,282	—
U.S. government agency notes	11,769	—	11,769	—
Long-term investments:
U.S. treasury bills	4,590	—	4,590	—
	$70,195	$8,169	$62,026	$—

During the six months ended June 30, 2016, U.S. treasury bills were transferred from Level 2 to Level 1. With the exception of U.S. treasury bills, there were no other transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy at June 30, 2016 or December 31, 2015.
At June 30, 2016 and December 31, 2015, we did not have any financial liabilities which were measured at fair value on a recurring basis.

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

The fair value of available-for-sale investments by type of security at June 30, 2016 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$18,468	$13	$—	$18,481
U.S. government agency notes	6,749	3	—	6,752
U.S. treasury bonds	17,169	15	—	17,184
Commercial paper	1,691	—	—	1,691
Corporate notes	1,002	—	—	1,002
	45,079	31	—	45,110
Long-term investments:
Corporate notes	5,118	3	(1)	5,120
Total available-for-sale investments	$50,197	$34	$(1)	$50,230

The fair value of available-for-sale investments by type of security at December 31, 2015 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$41,293	$14	$(25)	$41,282
U.S. government agency notes	11,776	—	(7)	11,769
U.S. treasury bonds	25	9	(34)	—
	53,094	23	(66)	53,051
Long-term investments:
U.S. treasury bills	4,597	—	(7)	4,590
Total available-for-sale investments	$57,691	$23	$(73)	$57,641

4.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued consulting	$164	$83
Accrued research and development costs	213	345
Other expenses	111	128
Deferred rent	46	53
	534	609
Less current portion	(508)	(569)
Long-term liability (deferred rent)	$26	$40

5.    Stock-Based Awards and Common Stock
The table below shows the number of shares of common stock underlying options granted to employees, directors and consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

Stock Option Plan	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Shares underlying options granted	88,350	165,900	771,183	812,233
Weighted-average exercise price	$3.58	$6.31	$3.41	$6.68
Weighted average risk- free interest rate	1.31%	1.68%	1.60%	1.49%
Weighted average expected term (years)	5.9	6.3	6.3	6.1
Weighted average expected volatility	82%	92%	83%	96%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$2.48	$4.81	$2.39	$5.16
In May 2016, we adopted the 2016 Equity Incentive Plan (the “2016 Plan”), and reserved 3,000,000 shares of our common stock for issuance under the 2016 Plan. The 2016 Plan is the successor to our 2012 Equity Incentive Plan (the “2012 Plan”), which was retired on May 23, 2016 upon stockholders’ approval of our 2016 Plan. All awards made under the 2012 Plan shall remain subject to the terms of that plan. Options granted under the 2016 Plan may be either incentive stock options or nonstatutory stock options. The 2016 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The exercise price of a stock option may not be less than 100% of the closing price of our common stock on the date of the grant. If, at any time we grant an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of KindredBio stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of two or four years from the date of grant. Options granted under the 2016 Plan expire no later than 10 years from the date of grant. As of June 30, 2016, there were 3,350 option shares outstanding and 2,996,650 shares available for future grants under the 2016 Plan.

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

Stock Purchase Plan	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Weighted average risk-free interest rate	0.49%	0.07%	0.46%	0.07%
Weighted average expected term (years)	0.5	0.5	0.5	0.5
Weighted average expected volatility	106%	88%	89%	73%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$1.64	$2.23	$1.46	$2.14
Under the Stock Purchase Plan, employees purchased 22,797 shares of common stock for $77,000 during the three months ended June 30, 2016. At June 30, 2016 and December 31, 2015, we had an outstanding liability of $14,000 and $25,000, respectively, which is included in accrued compensation on the condensed consolidated balance sheets, for employee contributions to the Stock Purchase Plan for shares pending issuance at the end of the next offering period.

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Research and development	$393	$468	$652	$932
General and administrative	529	551	1,032	1,165
	$922	$1,019	$1,684	$2,097
We had an aggregate of approximately $6,898,000 of unrecognized stock-based compensation expense for options outstanding and the Stock Purchase Plan as of June 30, 2016 which is expected to be recognized over a weighted-average period of 2.2 years.
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

As of June 30, 2016, we are obligated to make minimum lease payments under noncancelable operating leases as follows (in thousands):

Year ending December 31,	Lease Payments
2016 (remaining of year)	$280
2017	404
2018	103
2019	80
2020	2
Total	$869
7.    Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic and diluted net loss per share:
Numerator:
Net loss	$(4,947)	$(6,883)	$(11,007)	$(13,615)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	19,865	19,756	19,851	19,741
Net loss per share, basic and diluted	$(0.25)	$(0.35)	$(0.55)	$(0.69)

There was no difference between the Company’s net loss and the net loss attributable to common stockholders for all periods presented.
Stock options to purchase 3,536,632 shares of common stock as of June 30, 2016, were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2016, because their effect was anti-dilutive.
Stock options to purchase 3,060,669 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2015, because their effect was anti-dilutive.
8.    Restructuring Plan

On January 8, 2016, our Board of Directors committed to a restructuring plan intended to better align our workforce to our revised operating needs and program development plans. On January 11, 2016, we implemented the restructuring plan that focused on streamlining our development programs and to ensure our remaining funds are sufficient to fund our planned operations through 2018. To match these priorities, we reduced our workforce by 18 positions, or approximately 31% of our workforce, resulting in a total workforce of 39 positions. As a result of the restructuring plan which has been completed, we recorded a restructuring charge of approximately $655,000 related to severance payments which was entirely paid in the quarter ended March 31, 2016. There were no further restructuring charges in the three months ended June 30, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this section, “Kindred,” “we,” “our,” “ours,” “us” and the “Company” refer to Kindred Biosciences, Inc. and our wholly owned subsidiary KindredBio Equine, Inc. You should read the following discussion and analysis of our consolidated financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q consists of forward-looking statements such as statements regarding our expectations about the trials, regulatory approval, manufacturing, distribution and commercialization of our current and future product candidates and statements regarding our anticipated revenues, expenses, margins, profits and use of cash. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) often identify forward-looking statements.

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

Overview
We are an early stage biopharmaceutical company focused on saving and improving the lives of pets. Our mission is to bring to our pets the same kinds of safe and effective medicines that our human family members enjoy. Our core strategy is to identify compounds and targets that have already demonstrated safety and efficacy in humans and to develop therapeutics based on these validated compounds and targets for pets, primarily dogs, cats and horses. We believe this approach will lead to shorter development times and higher approval rates than pursuing new, non-validated compounds and targets. We have submitted all major technical sections of the New Animal Drug Application, or NADA, to the Food and Drug Administration, or FDA, for one product candidate, and announced positive topline results of a pivotal field efficacy trial, including the submission of the CMC technical section of the NADA, for another product candidate. In addition, we have multiple other product candidates, including several biologics, in various stages of development. We believe there are significant unmet medical needs for pets, and that the pet therapeutics segment of the animal health industry is likely to grow substantially as new therapeutics are identified, developed and marketed specifically for pets.

In November 2015, we completed a pivotal trial of ZimetaTM (dipyrone injection), previously known as KIND-012, for pyrexia (fever) in horses with positive topline results. We submitted all major technical sections of the NADA for Zimeta to the FDA before the end of the first quarter of 2016. We anticipate the approval of Zimeta including product launch in the first half of 2017. We have initiated pre-launch activities including build-out of a small commercial team, preparations for distribution and commercial manufacturing. In addition, we have incorporated an equine subsidiary, KindredBio Equine, Inc., for our equine business. We anticipate that we may, in the future, spin out or split out our equine business from our biologics business.

Following the successful completion of a pharmacokinetic study and a randomized, placebo-controlled pilot study of MiratazTM (mirtazapine transdermal gel), formerly known as KIND-010, for the management of weight loss in cats, we initiated the pivotal field study in October 2015. In May 2016, we announced positive topline results from the pivotal study of Mirataz. We have submitted the Chemical, Manufacturing and Controls, or CMC, technical section of the NADA to the FDA earlier this year and are on track to file the Effectiveness and Safety technical sections with the FDA in the third quarter of 2016.

We conducted a pilot laboratory study to demonstrate the effectiveness and safety of two formulations of KIND-014, a development candidate for equine gastric ulcer in horses. Both formulations were well-tolerated and showed positive results for efficacy, as measured by gastric pH. A pilot field study initiated earlier in the year is fully enrolled and is expected to be completed in the third quarter of 2016.

Our epoCatTM (feline erythropoietin) program for the control of non-regenerative anemia in cats is advancing as planned. The initial laboratory study was completed, with a positive efficacy signal, as evidenced by increased reticulocyte formation. The pilot field efficacy study is underway with several clinical sites initiated.

Formulation for KIND-015, a development candidate for metabolic syndrome in horses, a disease similar to Type II diabetes in humans, is being finalized. We plan to initiate a pilot field efficacy study by the end of 2016.

We initiated a pilot field study of atopic dermatitis in dogs in June 2016. The multi-center pilot study is designed to assess safety and efficacy of several molecules, including anti-cytokine antibodies. The results will determine which candidate(s) will be taken into further development.

We also completed the first stage of a pilot field study in sick or septic foals to assess safety and efficacy of anti-TNF. Of the five foals enrolled, all survived to day 7, the primary endpoint of the study. The second stage of the study is planned to start in early 2017, during the next foaling season.

Other biologics: Antibodies against cytokines and immune checkpoints are progressing on track, and initial pilot studies for some of the antibodies are anticipated in 2016. KIND-Bodies, a novel biologics scaffold with certain advantages over antibodies, including bi-specific binding, is proceeding on track.

We have constructed a Good Manufacturing Practice, or GMP, biologics manufacturing plant and it is currently undergoing commissioning. We anticipate proceeding to GMP manufacturing by the latter part of 2016.

In addition to the product candidates discussed above, we are in the early stages of development for multiple additional indications, with the potential to attain approval for approximately two products annually for several years. We plan to commercialize our products in the United States through a direct sales force complemented by selected distributor relationships, and in the EU through distributors and other third parties. Because we seek to identify product candidates that are not protected by third-party patents, we typically do not need to obtain licenses or make any upfront, milestone or royalty payments in connection with our product candidates.

We are an early stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred cumulative net losses of $69,609,000 through June 30, 2016. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings, most recently our initial public offering in December 2013 provided us with net proceeds of $54,871,000 and a follow-on public offering in April 2014 provided us with net proceeds of $58,065,000. As of June 30, 2016, we had cash, cash equivalents and investments of $66,273,000.

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

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenue, costs and expenses and related disclosures during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no significant changes to our critical accounting policies since the beginning of our fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 4, 2016.

Results of Operations
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$3,161	$4,991	$6,598	$9,800
General and administrative	1,865	1,921	3,885	3,874
Restructuring costs	—	—	655	—
Total operating expenses	5,026	6,912	11,138	13,674
Loss from operations	(5,026)	(6,912)	(11,138)	(13,674)
Interest and other income, net	79	29	131	59
Net loss	$(4,947)	$(6,883)	$(11,007)	$(13,615)

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
Research and development expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Payroll and related	$1,437	$1,925	(25)%	$2,936	$3,825	(23)%
Consulting	294	429	(31)%	530	760	(30)%
Field trial costs, including materials	382	1,576	(76)%	1,277	3,082	(59)%
Stock-based compensation	393	468	(16)%	652	932	(30)%
Other	655	593	10%	1,203	1,201	—%
	$3,161	$4,991	(37)%	$6,598	$9,800	(33)%

During the three and six months ended June 30, 2016, research and development expense related primarily to completing the pivotal field study of Mirataz for management of weight loss in cats and completing the necessary regulatory requirements for Zimeta, our lead product candidate. During this period all major technical sections of the NADA for Zimeta were completed and submitted to the FDA along with the CMC technical section of the NADA for Mirataz. We are on track to file the Effectiveness and Safety technical sections for Mirataz with the FDA in the third quarter of 2016. In addition, the pilot field study for KIND-014 initiated earlier this year has been fully enrolled and is expected to be completed in the third quarter of 2016. We also initiated additional manufacturing work in preparation for commercialization of our first product candidate. We continue to advance additional product candidates in our small molecule programs as well as continue to advance our biologics program by building an in-house team to focus on setting-up a manufacturing process for our potential biologic candidates.
Research and development expenses for the three months ended June 30, 2016, decreased by 37% to $3,161,000 compared with $4,991,000 for the same period in 2015. The decrease in expenses were due to $488,000 lower payroll and related expenses as a result of our corporate restructuring in January 2016. In addition, our field trial costs decreased by $1,194,000 as the completion of the pivotal study for Mirataz was earlier than expected and the 2015 expenses included pivotal field trial costs for SentiKind and Zimeta, which we did not have in 2016. In addition, consulting expense as well as stock-based compensation expense decreased by approximately $135,000 and $75,000, respectively, offset in part by $62,000 in other research expenses. Outsourced research and development expenses related to our Mirataz, KIND-014, Zimeta and other product development programs for the three months ended June 30, 2016 were $213,000, $98,000, $52,000 and $269,000, respectively. Outsourced research and development expense consists primarily of costs related to CMC, clinical trial costs and consulting.
Research and development expenses for the six months ended June 30, 2016, decreased by 33% to $6,598,000 compared with $9,800,000 for the same period in 2015. The decrease in expenses were due to $889,000 lower payroll and related expenses as a result of reduced headcount. In addition, our field trial costs decreased by $1,805,000 as the pivotal study for Mirataz was completed earlier than expected, whereas expenses in 2015 included two pivotal field studies. In addition, consulting expense as well as stock-based compensation expense decreased by approximately $230,000 and $280,000, respectively. Outsourced research and development expenses related to our Mirataz, KIND-014, Zimeta and other product development programs for the six months ended June 30, 2016 were $784,000, $157,000, $366,000 and $418,000, respectively.
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
General and Administrative Expense
General and administrative expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Payroll and related	$449	$531	(15)%	$1,112	$904	23%
Consulting, legal fees and professional services	234	311	(25)%	475	792	(40)%
Stock-based compensation	529	551	(4)%	1,032	1,165	(11)%
Corporate and marketing expenses	422	251	68%	733	579	27%
Other	231	277	(17)%	533	434	23%
	$1,865	$1,921	(3)%	$3,885	$3,874	—%

General and administrative expenses for the three months ended June 30, 2016 decreased by 3% to $1,865,000 compared with $1,921,000 for the same period in 2015. The decrease in general and administrative expense was related to lower payroll and related expenses, consulting and professional services and other expenses. The decrease in expenses were offset in part by higher corporate and marketing expenses as we prepare for the launch of Zimeta.
General and administrative expenses for the six months ended June 30, 2016 remained unchanged compared to the same period in 2015. Lower expenses in consulting, legal and professional services were offset by higher payroll, corporate and marketing expenses and other expenses resulting in spending being flat year over year.
We expect general and administrative expense to increase in 2016 as we prepare for the commercial launch of Zimeta.
Restructuring costs
For the six months ended June 30, 2016, we recorded a restructuring charge of $655,000 in order to streamline our focus on our development programs and to ensure our remaining funds are sufficient to fund our planned operations through 2018. Eighteen employees were impacted by the restructuring and all restructuring charges were paid as of March 31, 2016. There was no restructuring charge in the second quarter of 2016.

Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets.  Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of June 30, 2016, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in September 2012 through June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $69,609,000. Since inception, we raised a total of $125,023,000, net of offering costs, through public offerings of our common stock and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering). As of June 30, 2016, we had cash, cash equivalents and investments of $66,273,000. We believe that our cash, cash equivalents and investments balances as of June 30, 2016, are sufficient to fund our planned operations for at least the next 24 months.
Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Six months ended June 30,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(10,569)	$(11,396)
Net cash provided by investing activities	$6,530	$13,043
Net cash provided by financing activities	$90	$206
Net cash used in operating activities
During the six months ended June 30, 2016, net cash used in operating activities was $10,569,000. The net loss of $11,007,000 for the six months ended June 30, 2016 included non-cash charges of $1,684,000 for stock-based compensation expense, $132,000 for the amortization of premium on marketable securities and $75,000 for depreciation and amortization. Net cash used in operating activities was further impacted by changes in operating assets and liabilities of $1,453,000.

During the six months ended June 30, 2015, net cash used in operating activities was $11,396,000. Net cash used in operating activities resulted primarily from our net loss of $13,615,000, partially offset by non-cash, stock-based compensation of $2,097,000, depreciation and amortization of $72,000, amortization of premium on marketable securities of $52,000, and further impacted by changes in operating assets and liabilities of $2,000.
Net cash provided by investing activities
During the six months ended June 30, 2016, net cash provided by investing activities was $6,530,000, which resulted from proceeds from maturities of marketable securities of $54,563,000, offset by $47,201,000 related to the purchase of marketable securities and $832,000 related to purchases of property and equipment.
During the six months ended June 30, 2015, net cash used in investing activities was $13,043,000 and related to proceeds from maturities of marketable securities of $46,000,000 and sales of investments of $3,000,000, offset by the purchase of marketable securities of $35,882,000 and property and equipment of $75,000.
Net cash provided by financing activities
During the six months ended June 30, 2016, net cash provided by financing activities of $90,000 was proceeds from the purchase of common stock through our Employee Stock Purchase Program and exercise of stock options.
During the six months ended June 30, 2015, net cash provided by financing activities of $206,000 was from the exercise of stock options and the purchase of common stock through our Employee Stock Purchase Program.
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
Contractual Obligations
In April 2014, we entered into noncancelable operating leases for laboratory space and office space and in January, August and November 2015 as well as February 2016, we amended one of the operating leases to include additional lab space. In June 2015, we entered into a noncancelable operating lease for office space in San Diego, California. Under the operating leases we are obligated to make minimum lease payments as of June 30, 2016 totaling $869,000 through July 2020 the timing of which is described in more detail in the notes to the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recently Issued Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, "Balance Sheet Classification of Deferred Taxes", requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the consolidated balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The update is effective for public business entities issuing consolidated financial statements for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the new guidance and have not determined the impact this standard may have on our condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments and also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the new guidance and have not determined the impact this standard may have on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", requiring organizations that lease assets—referred to as “lessees”—to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the new guidance and have not determined the impact this standard may have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which amends ASC Topic 718, “Compensation - Stock Compensation”. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. Our early adoption of this standard in the six months ended June 30, 2016 did not have any material impact on our condensed consolidated financial statements.

We do not believe there are any other recently issued standards not yet effective that will have a material impact on our consolidated financial statements when the standards become effective.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments.
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of June 30, 2016, our cash equivalents and investments are invested in money market funds, U.S. treasury bills, U.S. federal agency notes, corporate notes, commercial paper and U.S treasury bonds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 8, 2016

Kindred Biosciences, Inc.

By:	/s/ Richard Chin
Richard Chin, M.D.
President and Chief Executive Officer and Interim Chief Financial Officer