Form 10-Q
period 2016-09-30
Kindred Biosciences, Inc.
filed 2016-11-07
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of October 31, 2016, Kindred Biosciences, Inc. had outstanding 19,891,407 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,311	$19,992
Short-term investments	47,168	53,051
Prepaid expenses and other	887	712
Total current assets	61,366	73,755
Property and equipment, net	1,796	1,244
Long-term investments	2,005	4,590
Other assets	30	30
Total assets	$65,197	$79,619

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$690	$717
Accrued compensation	1,280	1,922
Accrued liabilities	677	569
Total current liabilities	2,647	3,208
Long-term liability	18	40
Total liabilities	2,665	3,248

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,891,407 and 19,836,360 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	137,810	135,021
Accumulated other comprehensive income (loss)	12	(50)
Accumulated deficit	(75,292)	(58,602)
Total stockholders' equity	62,532	76,371
Total liabilities and stockholders' equity	$65,197	$79,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$3,754	$5,033	$10,352	$14,833
General and administrative	2,022	2,095	5,907	5,969
Restructuring costs	—	—	655	—
Total operating expenses	5,776	7,128	16,914	20,802
Loss from operations	(5,776)	(7,128)	(16,914)	(20,802)
Interest and other income, net	93	33	224	92
Net loss	(5,683)	(7,095)	(16,690)	(20,710)
Change in unrealized gains (losses) on available-for-sale securities	(21)	5	62	31
Comprehensive loss	$(5,704)	$(7,090)	$(16,628)	$(20,679)

Net loss per share, basic and diluted	$(0.29)	$(0.36)	$(0.84)	$(1.05)
Weighted-average number of common shares outstanding, basic and diluted	19,891	19,792	19,864	19,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(16,690)	$(20,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,699	3,103
Depreciation and amortization expense	115	108
Amortization of premium on marketable securities	199	128
Changes in operating assets and liabilities:
Prepaid expenses and other	(175)	28
Other assets	—	(8)
Accounts payable	141	(135)
Accrued liabilities and accrued compensation	(553)	258
Net cash used in operating activities	(14,264)	(17,228)
Cash Flows from Investing Activities
Purchase of investments	(61,482)	(81,086)
Sale of investments	—	3,000
Maturities of investments	69,813	87,000
Purchase of property and equipment	(838)	(322)
Net cash provided by investing activities	7,493	8,592
Cash Flows from Financing Activities
Exercise of stock options and purchase of ESPP shares	90	206
Net cash provided by financing activities	90	206
Net change in cash and cash equivalents	(6,681)	(8,430)
Cash and cash equivalents at beginning of period	19,992	12,969
Cash and cash equivalents at end of period	$13,311	$4,539

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
We are a biopharmaceutical company focused on saving and improving the lives of pets. Our activities since inception have consisted principally of raising capital, establishing facilities, recruiting management and technical staff and performing research and development and advancing our product candidates seeking regulatory approval. Our headquarters are located in Burlingame, California.
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
The accompanying unaudited interim condensed consolidated financial statements (“financial statements”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 included in our annual report on Form 10-K as filed with the SEC on March 4, 2016. In the opinion of management, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included in these unaudited interim condensed consolidated financial statements.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned Subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and begin to commercialize any approved products. To date, we have been funded primarily through sales of our former convertible preferred stock, the sale of our common stock in our initial public offering in December 2013 and the sale of our common stock in our April 2014 follow-on public offering. We believe that our cash, cash equivalents, short-term and long-term investments totaling $62,484,000 as of September 30, 2016, are sufficient to fund our planned operations for at least the next 24 months.
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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which amends ASC Topic 718, “Compensation - Stock Compensation”. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. Our early adoption of this standard in the nine months ended September 30, 2016 did not have any material impact on our condensed consolidated financial statements.

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

Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of September 30, 2016
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,136	$2,136	$—	$—
U.S. treasury bills	1,999	1,999	—	—
U.S. government agency notes	600	—	600	—
Commercial paper	6,399	—	6,399	—
Short-term investments:
U.S. treasury bills	9,491	9,491	—	—
U.S. treasury bonds	15,045	15,045	—	—
U.S. government agency notes	9,643	—	9,643	—
Commercial paper	2,691	—	2,691	—
Corporate notes	10,298	—	10,298	—
Long-term investments:
Corporate notes	2,005	—	2,005	—
	$60,307	$28,671	$31,636	$—

	Fair Value Measurements as of December 31, 2015
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$8,169	$8,169	$—	$—
U.S. government agency notes	4,385	—	4,385	—
Short-term investments:
U.S. treasury bills	41,282	—	41,282	—
U.S. government agency notes	11,769	—	11,769	—
Long-term investments:
U.S. treasury bills	4,590	—	4,590	—
	$70,195	$8,169	$62,026	$—

During the nine months ended September 30, 2016, U.S. treasury bills were transferred from Level 2 to Level 1. With the exception of U.S. treasury bills, there were no other transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy at September 30, 2016 or December 31, 2015.
At September 30, 2016 and December 31, 2015, we did not have any financial liabilities which were measured at fair value on a recurring basis.

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

The fair value of available-for-sale investments by type of security at September 30, 2016 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$9,485	$6	$—	$9,491
U.S. government agency notes	9,639	4	—	9,643
U.S. treasury bonds	15,036	9	—	15,045
Commercial paper	2,691	—	—	2,691
Corporate notes	10,308	2	(12)	10,298
	47,159	21	(12)	47,168
Long-term investments:
Corporate notes	2,002	3	—	2,005
Total available-for-sale investments	$49,161	$24	$(12)	$49,173

The fair value of available-for-sale investments by type of security at December 31, 2015 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$41,293	$14	$(25)	$41,282
U.S. government agency notes	11,776	—	(7)	11,769
U.S. treasury bonds	25	9	(34)	—
	53,094	23	(66)	53,051
Long-term investments:
U.S. treasury bills	4,597	—	(7)	4,590
Total available-for-sale investments	$57,691	$23	$(73)	$57,641

4.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued consulting	$168	$83
Accrued research and development costs	288	345
Other expenses	191	128
Deferred rent	48	53
	695	609
Less current portion	(677)	(569)
Long-term liability (deferred rent)	$18	$40

5.    Stock-Based Awards and Common Stock
The table below shows the number of shares of common stock underlying options granted to employees, directors and consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

Stock Option Plan	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Shares underlying options granted	62,000	32,500	833,183	844,733
Weighted-average exercise price	$3.94	$6.37	$3.45	$6.67
Weighted average risk- free interest rate	1.22%	1.78%	1.57%	1.50%
Weighted average expected term (years)	6.3	6.3	6.3	6.1
Weighted average expected volatility	87%	90%	83%	96%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$2.88	$4.80	$2.42	$5.14
In May 2016, we adopted the 2016 Equity Incentive Plan (the “2016 Plan”), and reserved 3,000,000 shares of our common stock for issuance under the 2016 Plan. The 2016 Plan is the successor to our 2012 Equity Incentive Plan (the “2012 Plan”), which was retired on May 23, 2016 upon stockholders’ approval of our 2016 Plan. All awards made under the 2012 Plan shall remain subject to the terms of that plan. Options granted under the 2016 Plan may be either incentive stock options or nonstatutory stock options. The 2016 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The exercise price of a stock option may not be less than 100% of the closing price of our common stock on the date of the grant. If, at any time we grant an incentive stock option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of KindredBio stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of two or four years from the date of grant. Options granted under the 2016 Plan expire no later than 10 years from the date of grant. As of September 30, 2016, there were 65,350 option shares outstanding and 2,934,650 shares available for future grants under the 2016 Plan.

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

Stock Purchase Plan	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Weighted average risk-free interest rate	—	—	0.46%	0.07%
Weighted average expected term (years)	—	—	0.5	0.5
Weighted average expected volatility	—	—	89%	73%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	—	—	$1.46	$2.14
Under the Stock Purchase Plan, employees purchased 22,797 shares of common stock for $77,000 during the nine months ended September 30, 2016. At September 30, 2016 and December 31, 2015, we had an outstanding liability of $56,000 and $25,000, respectively, which is included in accrued compensation on the condensed consolidated balance sheets, for employee contributions to the Stock Purchase Plan for shares pending issuance at the end of the next offering period.

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Research and development	$411	$439	$1,063	$1,371
General and administrative	604	567	1,636	1,732
	$1,015	$1,006	$2,699	$3,103
We had an aggregate of approximately $6,124,000 of unrecognized stock-based compensation expense for options outstanding and the Stock Purchase Plan as of September 30, 2016 which is expected to be recognized over a weighted-average period of 2.1 years.
6.    Commitments and Contingencies
In April 2014, we entered into new non-cancelable operating leases for 2,145 square feet of laboratory space through May 2017 and 6,900 square feet of office space through November 2017. In January, August and November 2015, we amended our original operating lease for laboratory space to expand the facility with an additional 2,431 square feet, 131 square feet and 123 square feet, respectively, of manufacturing space through May 2017. In August 2015, we entered into a new non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019. In February and October 2016, we further amended our original operating lease for laboratory space to further expand the facility with an additional 3,599 square feet and 2,326 square feet, respectively, of laboratory space through May 2017. Commencing on June 1, 2017, the non-cancellable operating lease for the entire existing laboratory space of a total 10,755 square feet is extended for another 5 years through May 2022. In addition, we have three equipment leases expiring through 2020.

As of September 30, 2016 (including amendments entered into after period end), we are obligated to make minimum lease payments under noncancelable operating leases as follows (in thousands):

Year ending December 31,	Lease Payments
2016 (remaining of year)	$144
2017	661
2018	497
2019	486
2020 and after	1,032
Total	$2,820
7.    Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic and diluted net loss per share:
Numerator:
Net loss	$(5,683)	$(7,095)	$(16,690)	$(20,710)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	19,891	19,792	19,864	19,758
Net loss per share, basic and diluted	$(0.29)	$(0.36)	$(0.84)	$(1.05)

There was no difference between the Company’s net loss and the net loss attributable to common stockholders for all periods presented.
Stock options to purchase 3,573,955 shares of common stock as of September 30, 2016, were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2016, because their effect was anti-dilutive.
Stock options to purchase 3,078,065 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2015, because their effect was anti-dilutive.
8.    Restructuring Plan

On January 8, 2016, our Board of Directors committed to a restructuring plan intended to better align our workforce to our revised operating needs and program development plans. On January 11, 2016, we implemented the restructuring plan that focused on streamlining our development programs and to ensure our remaining funds are sufficient to fund our planned operations through 2018. To match these priorities, we reduced our workforce by 18 positions, or approximately 31% of our workforce, resulting in a total workforce of 39 positions. As a result of the restructuring plan which has been completed, we recorded a restructuring charge of approximately $655,000 related to severance payments which was entirely paid in the quarter ended March 31, 2016. There were no further restructuring charges since then.

9.    Subsequent Event

On October 5, 2016, we further amended our existing operating lease for laboratory space at the Mitten Road facility. The amendment to the original lease provides for an expansion of an additional 2,326 square feet of laboratory space for a total of 10,755 square feet through May 31, 2017. Commencing on June 1, 2017, the non-cancellable operating lease for the entire existing laboratory space of a total 10,755 square feet is extended for another 5 years through May 31, 2022.

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

Overview
We are an early stage biopharmaceutical company focused on saving and improving the lives of pets. Our mission is to bring to our pets the same kinds of safe and effective medicines that our human family members enjoy. Our core strategy is to identify compounds and targets that have already demonstrated safety and efficacy in humans and to develop therapeutics based on these validated compounds and targets for pets, primarily dogs, cats and horses. We believe this approach will lead to shorter development times and higher approval rates than pursuing new, non-validated compounds and targets. We have submitted all major technical sections of the New Animal Drug Application, or NADA, to the Food and Drug Administration, or FDA, for two product candidates. In addition, we have multiple other product candidates, including several biologics, in various stages of development. We believe there are significant unmet medical needs for pets, and that the pet therapeutics segment of the animal health industry is likely to grow substantially as new therapeutics are identified, developed and marketed specifically for pets.

In November 2015, we completed a pivotal trial of ZimetaTM (dipyrone injection), previously known as KIND-012, for pyrexia (fever) in horses with positive topline results. We submitted all major technical sections of the NADA for Zimeta to the FDA before the end of the first quarter of 2016. We have received the technical section complete letter for effectiveness from the FDA, responded to comments from the FDA regarding the Chemical, Manufacturing and Controls, or CMC, technical section and are in the process of responding to comments on the safety technical section. We anticipate the approval of Zimeta including product launch in the first half of 2017, assuming single cycle FDA review. We have initiated pre-launch activities including build-out of a small commercial team, preparations for distribution and commercial manufacturing.

We have also completed our formulation development of the oral gel form of Zimeta for the treatment of fever in horses. The pivotal trial for Zimeta (dipyrone oral gel) is expected to initiate in the first half of 2017. The oral gel form of dipyrone is expected to be an additional valuable tool for equine veterinarians by providing an easy-to-administer fever reducing agent for the horse and horse owner. In addition, we have incorporated an equine subsidiary, KindredBio Equine, Inc., for our equine business. We anticipate that we may, in the future, spin out or split out our equine business from our biologics business.

We announced positive topline results in May 2016 upon the successful completion of a pharmacokinetic study and a randomized, placebo-controlled pivotal study of MiratazTM (mirtazapine 2% ointment), formerly known as KIND-010, for the management of weight loss in cats. All major technical sections of the NADA have been filed. We received comments from FDA on the CMC technical section and are currently addressing the comments. Based on the feedback, we anticipate the approval of Mirataz and are preparing for the commercial launch in mid 2017, assuming single cycle FDA review. In addition, we are in discussions with potential partners regarding the commercialization of Mirataz.

We conducted a pilot laboratory study to demonstrate the effectiveness and safety of two formulations of KIND-014, a development candidate for equine gastric ulcer in horses. Both formulations were well-tolerated and showed positive results for efficacy, as measured by gastric pH. A pilot field study initiated earlier in the year was completed recently. Based on the study results, we are currently optimizing the formulation.

Our epoCatTM (feline erythropoietin) program for the control of non-regenerative anemia in cats is advancing as planned. The initial laboratory study was completed, with a positive efficacy signal, as evidenced by increased reticulocyte formation. The pilot field efficacy study is underway and enrollment is ongoing.

Formulation for KIND-015, a development candidate for metabolic syndrome in horses, a disease similar to Type II diabetes in humans, is being optimized. We plan to initiate a pilot field efficacy study by the first quarter of 2017.

We initiated a pilot field study of atopic dermatitis in dogs in June 2016. The multi-center pilot study is designed to assess safety and efficacy of several molecules, including anti-cytokine antibodies. Enrollment is ongoing and the results will determine which candidate(s) will be taken into further development.

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

We have constructed a Good Manufacturing Practice, or GMP, biologics manufacturing plant and it is currently undergoing commissioning. We anticipate proceeding to GMP manufacturing by the first quarter of 2017.

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

We are an early stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred cumulative net losses of $75,292,000 through September 30, 2016. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings, most recently our initial public offering in December 2013 provided us with net proceeds of $54,871,000 and a follow-on public offering in April 2014 provided us with net proceeds of $58,065,000. As of September 30, 2016, we had cash, cash equivalents and investments of $62,484,000.

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

Results of Operations
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$3,754	$5,033	$10,352	$14,833
General and administrative	2,022	2,095	5,907	5,969
Restructuring costs	—	—	655	—
Total operating expenses	5,776	7,128	16,914	20,802
Loss from operations	(5,776)	(7,128)	(16,914)	(20,802)
Interest and other income, net	93	33	224	92
Net loss	$(5,683)	$(7,095)	$(16,690)	$(20,710)

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
Research and development expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Payroll and related	$1,472	$2,324	(37)%	$4,408	$6,149	(28)%
Consulting	333	259	29%	863	1,019	(15)%
Field trial costs, including materials	1,010	1,419	(29)%	2,287	4,501	(49)%
Stock-based compensation	411	439	(6)%	1,063	1,371	(22)%
Other	528	592	(11)%	1,731	1,793	(3)%
	$3,754	$5,033	(25)%	$10,352	$14,833	(30)%

During the three and nine months ended September 30, 2016, research and development expense related primarily to the completion of the pivotal field study of Mirataz for management of weight loss in cats, including completing the necessary regulatory requirements and preparing for the commercial launches for Mirataz and Zimeta, our other product candidate. During this period all technical sections of the NADA for Zimeta and Mirataz were completed and submitted to the FDA. In addition, the pilot field study for KIND-014 initiated earlier this year has been completed and based on the study results we are currently optimizing the formulation. We also initiated additional manufacturing work in preparation for commercialization of our two product candidates. We continue to advance additional product candidates in our small molecule programs as well as continue to advance our biologics program by building an in-house team to focus on setting-up a manufacturing process for our potential biologic candidates.
Research and development expenses for the three months ended September 30, 2016, decreased by 25% to $3,754,000 compared with $5,033,000 for the same period in 2015. The decrease in expenses were due to $852,000 lower payroll and related expenses as a result of our corporate restructuring in January 2016. Our field trial costs decreased by $409,000 as the completion of the pivotal study for Mirataz was earlier than expected, partially offset by the pilot field study costs for KIND-014, and the 2015 expenses included pivotal field trial costs for SentiKind and Zimeta, which we did not have in 2016. In addition, other research expenses and stock based compensation expense decreased by $64,000 and $28,000, respectively, offset in part by $74,000 in consulting expenses. Outsourced research and development expenses related to our KIND-014, Zimeta, Mirataz and other product development programs for the three months ended September 30, 2016 were $532,000, $260,000, $54,000 and $379,000, respectively. Outsourced research and development expense consists primarily of costs related to CMC, clinical trial costs and consulting.
Research and development expenses for the nine months ended September 30, 2016, decreased by 30% to $10,352,000 compared with $14,833,000 for the same period in 2015. The decrease in expenses were due to $1,741,000 lower payroll and related expenses as a result of reduced headcount. Our field trial costs decreased by $2,214,000 as the pivotal study for Mirataz was completed earlier than expected, offset in part by costs associated with the pilot field study for KIND-014, whereas expenses in 2015 included two pivotal field studies. In addition, stock-based compensation expense as well as consulting expense decreased by approximately $308,000 and $156,000, respectively. Outsourced research and development expenses related to our Mirataz, KIND-014, Zimeta and other product development programs for the nine months ended September 30, 2016 were $838,000, $689,000, $626,000 and $797,000, respectively.
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
General and Administrative Expense
General and administrative expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Payroll and related	$571	$535	7%	$1,683	$1,439	17%
Consulting, legal fees and professional services	221	361	(39)%	696	1,153	(40)%
Stock-based compensation	604	567	7%	1,636	1,732	(6)%
Corporate and marketing expenses	334	220	52%	1,067	799	34%
Other	292	412	(29)%	825	846	(2)%
	$2,022	$2,095	(3)%	$5,907	$5,969	(1)%

General and administrative expenses for the three months ended September 30, 2016 decreased by 3% to $2,022,000 compared with $2,095,000 for the same period in 2015. The decrease in general and administrative expense was related to lower consulting, legal, professional services and other expenses. The decrease in expenses were offset in part by higher corporate and marketing expenses as we prepare for the launch of Zimeta and Mirataz as well as higher stock based compensation expense.
General and administrative expenses for the nine months ended September 30, 2016 remained unchanged compared to the same period in 2015. Lower expenses in consulting, legal, professional services and other expenses were offset by higher payroll, corporate and marketing expenses resulting in spending being flat year over year.
We expect general and administrative expense to increase going forward as we prepare for the commercial launches of Zimeta and Mirataz.
Restructuring costs
For the nine months ended September 30, 2016, we recorded a restructuring charge of $655,000 in order to streamline our focus on our development programs and to ensure our remaining funds are sufficient to fund our planned operations through 2018. Eighteen employees were impacted by the restructuring and all restructuring charges were paid as of March 31, 2016. There was no restructuring charge in the second or third quarter of 2016.

Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets.  Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of September 30, 2016, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in September 2012 through September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $75,292,000. Since inception, we raised a total of $125,023,000, net of offering costs, through public offerings of our common stock and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering). As of September 30, 2016, we had cash, cash equivalents and investments of $62,484,000. We believe that our cash, cash equivalents and investments balances as of September 30, 2016, are sufficient to fund our planned operations for at least the next 24 months.
Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Nine months ended September 30,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(14,264)	$(17,228)
Net cash provided by investing activities	$7,493	$8,592
Net cash provided by financing activities	$90	$206
Net cash used in operating activities
During the nine months ended September 30, 2016, net cash used in operating activities was $14,264,000. The net loss of $16,690,000 for the nine months ended September 30, 2016 included non-cash charges of $2,699,000 for stock-based compensation expense, $199,000 for the amortization of premium on marketable securities and $115,000 for depreciation and amortization. Net cash used in operating activities was further impacted by changes in operating assets and liabilities of $587,000.

During the nine months ended September 30, 2015, net cash used in operating activities was $17,228,000. Net cash used in operating activities resulted primarily from our net loss of $20,710,000, partially offset by non-cash, stock-based compensation of $3,103,000, depreciation and amortization of $108,000, amortization of premium on marketable securities of $128,000, and further impacted by changes in operating assets and liabilities of $143,000.
Net cash provided by investing activities
During the nine months ended September 30, 2016, net cash provided by investing activities was $7,493,000, which resulted from proceeds from maturities of marketable securities of $69,813,000, offset by $61,482,000 related to the purchase of marketable securities and $838,000 related to purchases of property and equipment.
During the nine months ended September 30, 2015, net cash used in investing activities was $8,592,000 and related to proceeds from maturities of marketable securities of $87,000,000 and sales of investments of $3,000,000, offset by the purchase of marketable securities of $81,086,000 and property and equipment of $322,000.
Net cash provided by financing activities
During the nine months ended September 30, 2016, net cash provided by financing activities of $90,000 was related to proceeds from the purchase of common stock through our Employee Stock Purchase Program and exercise of stock options.
During the nine months ended September 30, 2015, net cash provided by financing activities of $206,000 was from the exercise of stock options and the purchase of common stock through our Employee Stock Purchase Program.
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
Contractual Obligations
In April 2014, we entered into noncancelable operating leases for laboratory space and office space and in January, August and November 2015, as well as February and October 2016, we amended one of the operating leases to include additional lab space. In June 2015, we entered into a noncancelable operating lease for office space in San Diego, California. Under the operating leases we are obligated to make minimum lease payments as of September 30, 2016 totaling $2,820,000 through May 2022, the timing of which is described in more detail in the notes to the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which amends ASC Topic 718, “Compensation - Stock Compensation”. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. Our early adoption of this standard in the nine months ended September 30, 2016 did not have any material impact on our condensed consolidated financial statements.

We do not believe there are any other recently issued standards not yet effective that will have a material impact on our consolidated financial statements when the standards become effective.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments.
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of September 30, 2016, our cash equivalents and investments are invested in money market funds, U.S. treasury bills, U.S. federal agency notes, corporate notes, commercial paper and U.S treasury bonds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 7, 2016

Kindred Biosciences, Inc.

By:	/s/ Richard Chin
Richard Chin, M.D.
President and Chief Executive Officer and Interim Chief Financial Officer