Form 10-K
period 2016-12-31
Kindred Biosciences, Inc.
filed 2017-03-01
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Yes ☐ No ☑
As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $49.8 million.

The outstanding number of shares of the registrant’s common stock as of February 28, 2017 was 22,070,218.

Certain portions of the registrant’s Proxy Statement for the 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report that do not relate to matters of historical fact should be considered forward-looking statements, including, but not limited to, statements regarding our expectations about the trials, regulatory approval, manufacturing, distribution and commercialization of our current and future product candidates, and statements regarding our anticipated revenues, expenses, margins, profits and use of cash. These forward-looking statements are based on our current expectations. These statements are not promises or guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements.  These risks include, but are not limited to, the following:  our limited operating history and expectations of losses for the foreseeable future; the absence of significant revenue from our product candidates for the foreseeable future; our potential inability to obtain any necessary additional financing; our substantial dependence on the success of our lead product candidates, which may not be successfully commercialized even if they are approved for marketing; the effect of competition; our potential inability to obtain regulatory approval for our existing or future product candidates; our dependence on third parties to conduct some of our development activities; our dependence upon third-party manufacturers for supplies of our product candidates; uncertainties regarding the outcomes of trials regarding our product candidates; our potential failure to attract and retain senior management and key scientific personnel; uncertainty about our ability to develop a satisfactory sales organization; our significant costs of operating as a public company; our potential inability to obtain patent protection and other intellectual property protection for our product candidates; potential claims by third parties alleging our infringement of their patents and other intellectual property rights; our potential failure to comply with regulatory requirements, which are subject to change on an ongoing basis; the potential volatility of our stock price; and the significant control over our business by our principal stockholders and management.
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
Our lead product candidates are the intravenous, or IV, form of ZimetaTM (dipyrone injection), previously known as KIND-012, for the control of pyrexia (fever) in horses and MiratazTM (mirtazapine transdermal ointment), formerly known as KIND-010, for management of weight loss in cats.
We are currently developing product candidates for over 20 indications, with the potential to launch one or more products annually. Our near-term focus is on equine small molecule products and canine and feline biologics products.
We plan to commercialize our equine products in the United States through a direct sales force complemented by selected distributor relationships, and in the EU through distributors and other third parties. We plan to commercialize our canine and feline products in the United States through a direct sales force complemented by selected distributor relationships or through a commercial partner, and in the European Union, or EU, through distributors and other third parties. Because we seek to identify product candidates that are not protected by third-party patents, we typically do not need to obtain licenses or make any upfront, milestone or royalty payments in connection with our product candidates.
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
We estimate that the total U.S. market for veterinary care was approximately $15.9 billion in 2016, an increase of 71% from 2006. We believe there are many unmet or underserved medical needs and that the pet therapeutics portion of the market can grow significantly as new, safe and effective therapeutics are identified, developed and marketed. We expect continued market growth as new pet therapeutics are developed and owners grow more familiar with the treatment of pets with such therapeutics.

We are targeting the equine market in the near term because we have promising products for the equine sector and because we believe that it shares many similarities with the orphan human market. There are fewer horses than dogs or cats, but the willingness to pay is substantially higher. In addition, the cost of building a commercial infrastructure is much less for the equine market. We believe that a dozen or fewer sale representatives are sufficient to launch and support an equine product nationally.
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

Richard Chin, M.D., our co-founder and Chief Executive Officer, was previously Head of Clinical Research for the Biotherapeutics Unit at Genentech, Inc., where he oversaw Phase I through Phase IV clinical programs for all products except oncology. Stephen Sundlof, D.V.M., Ph.D., our Executive Vice President of Regulatory Affairs and Quality and Chief Scientific Officer, was the Director of the FDA’s Center for Veterinary Medicine, or CVM, from 1994 to 2008, where he oversaw all veterinary products regulated by the FDA. Denise Bevers, our co-founder and Chief Operating Officer, has over 20 years of experience in clinical operations and medical affairs. Wendy Wee, our Vice President of Finance, has over 30 years of experience and most recently was Vice President of Finance and Principal Accounting Officer at Telik, Inc. Hangjun Zhan, Ph.D., is a well-established protein biochemist and biophysicist with 21 years of drug discovery experience in the biotechnology industry.
Product Pipeline
Our current product pipeline consists of small molecules and biologics for a range of indications in dogs, cats and horses, with focus near-term on equine small molecule products and canine and feline biologics products.
The US Department of Agriculture, or USDA’s Center for Veterinary Biologics and the FDA’s Center for Veterinary Medicine have a memorandum of understanding under which animal products are to be regulated by the USDA as biologics, if they are intended for use to diagnose, cure, mitigate, treat, or prevent disease in animals and they work primarily through an immune process, or by the FDA as drugs, if they are intended for use in the diagnosis, cure, mitigation, treatment, or prevention of animal disease if the primary mechanism of action is not immunological or is undefined. Although we believe that most of our current animal biologics will be regulated by the USDA based on their mechanisms of action, it is possible that the agencies may determine that one or more of our animal biologics will be regulated by the FDA instead of the USDA.
We currently are pursuing over 20 indications with various small molecule and biologics product candidates. The following table illustrates some of the product candidates that we are developing.

Molecule	Indication	Formulation	Laboratory Pilot Studies	Field Pilot Studies	Pivotal Clinical Study	NADA & Launch Preparation
Small Molecule Product Candidates						
Mirataz™ (mirtazapine transdermal ointment)	Management of weight loss in cats					Rolling NADA Filed
Zimeta™ (dipyrone injection)	Fever in horses					Rolling NADA Filed
KIND-014*	Equine gastric ulcers					
KIND-015*	Metabolic syndrome in horses					

Molecule	Indication	Discovery/Process Development	Pilot/Pivotal Clinical Studies	NADA & Launch Preparation
Biologic Product Candidates				
epoCat™ (feline erythropoietin)	Anemia in cats			
Anti-Interleukin Antibodies	Atopic dermatitis in dogs			
Checkpoint Inhibitors	Cancer in dogs			
Anti-CD20 antibody	Cancer and autoimmune diseases in dogs			
KIND-Bodies	Multiple indications			
Anti-IgE antibody	Allergic diseases in dogs			
Anti-VEGF antibody	Cancer in dogs			
Anti-TNF	Sick newborn foals

Not all programs are listed. Some are not disclosed for competitive reasons.
* Initial pilot studies completed. Final formulation being developed.

Product Selection and Development
We utilize a rigorous screening and review process to identify compounds and targets that have demonstrated safety and efficacy in humans. Where possible, we try to identify compounds that have already demonstrated efficacy in the target companion animal species and address unmet medical needs in veterinary medicine. In some cases, we identify a chemical or functional equivalent of a validated human drug that addresses the same biological target or pathway. We review these compounds and targets with a view to differentiating them from existing treatments, including human products used extra-label in animals, based on ease of administration, method of delivery, dosing regimen, and other similar factors. We also try to identify product candidates that are free from any intellectual property rights of others, including drugs or dosage forms that are not marketed in the United States, or marketed only in a few countries, to minimize the potential for competition from human generics. For example, previously approved drugs that are found to have an idiosyncratic side effect in humans fit well with our target criteria, since such drugs are often no longer available for human use and could potentially be well suited for companion animals. We then develop these compounds for dogs, cats or horses for regulatory approval in the United States and the EU. As our product candidates are generally not protected by third-party patents, we typically do not need to obtain a license or make any upfront, milestone or royalty payments in connection with our product candidates.
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

Our biologic product candidates are usually based on therapies and targets for which products have been successfully commercialized for humans. Human antibody therapies are expensive and are often ineffective in other species since they are usually immunogenic, or recognized as foreign bodies and rejected by the immune systems of dogs, cats, horses and other animals. We identify or create biologics, including antibodies that are fully or mostly canine, feline, or equine. We are developing a long-acting feline recombinant erythropoeitin. We are also developing antibodies that target canine IL-17a, IL-4Ra, IL-31, CD-20, IgE, TNF, and other validated targets.
In addition, our new scaffold technology, KIND-Bodies, which are non-antibodies with properties we believe will make them superior to antibodies, is proceeding on track. Specifically, we believe they can be bispecific, or bind to two different targets at the same time, and will not infringe antibodies patents against targets. This allows us to pursue molecules that may be superior to traditional antibodies, and to pursue high value targets before antibody patents expire.
We have an in-house laboratory capable of protein engineering, cell line development, analytics, and other activities necessary for advancing a world-class biologics pipeline. We believe that we have one of the best biologics teams in the pharmaceutical industry, drawn from some of the top biotechnology companies.
We have constructed and are currently undergoing commissioning of a state-of-the-art manufacturing plant for our initial biologic product candidates, which we believe will be one of the first GMP biologics plant for veterinary products. We anticipate proceeding to GMP manufacturing by mid-2017. We believe that the plant will position the Company as a leader in the veterinary biologics field, and potentially afford us an advantage in cost of goods for our products.
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
Business Strategy
Key elements of our business strategy are as follows:
Obtain FDA approvals for Zimeta and Mirataz and launch products in the second half of 2017
In November 2015, we completed a pivotal trial of Zimeta (dipyrone injection), previously known as KIND-012, for the control of pyrexia (fever) in horses with positive topline results. We submitted all major technical sections of the NADA for Zimeta to the FDA before the end of the first quarter of 2016. We have received the technical section complete letter for effectiveness from the FDA and responded to comments from the FDA regarding the CMC and safety technical sections. We anticipate the approval of Zimeta including product launch in the second half of 2017, assuming that the FDA finds our responses acceptable. The regulatory approval is expected, but is subject to the typical risks inherent in such a process. We have initiated pre-launch activities including build-out of a small commercial team, preparations for distribution and commercial scale-up and manufacturing.

We have also completed our formulation development of the oral gel form of Zimeta for the treatment of fever in horses. The pivotal trial for ZimetaTM (dipyrone oral gel) is expected to initiate in the first half of 2017. The oral gel form of dipyrone is expected to be an additional valuable tool for equine veterinarians by providing an easy-to-administer fever reducing agent for the horse and horse owner.

We announced positive topline results in May 2016 upon the successful completion of a pharmacokinetic study and a randomized, placebo-controlled pivotal study of Mirataz (mirtazapine transdermal ointment), formerly known as KIND-010, for the management of weight loss in cats. All major technical sections of the NADA have been filed. We have received the technical section complete letter for effectiveness from the FDA, responded to comments from the FDA regarding the CMC technical section and are awaiting feedback from the FDA on our safety technical section. Based on the feedback, we anticipate the approval of Mirataz and are preparing for the commercial launch in the second half of 2017, assuming that the FDA finds our responses acceptable. The regulatory approval is expected, but is subject to the typical risks inherent in such a process.

We are currently developing KIND-014 for the treatment of equine gastric ulcers in horses, KIND-015 for the management of clinical signs associated with equine metabolic syndrome and epoCatTM (feline recombinant erythropoietin) for the control of non-regenerative anemia in cats. We expect to continue pilot field efficacy studies for the three product candidates in 2017. In addition to early stage pilot field studies of anti-cytokine antibodies for atopic dermatitis in dogs and anti-TNF in septic foals, we are also developing multiple other products, including interleukin antibodies and canine checkpoint inhibitors. In all, we have over 20 programs for various indications for dogs, cats, and horses.
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
Leverage our current product pipeline in additional animal species
We intend to develop our product candidates primarily for approval in one or more indications in dogs, cats and horses. We believe the market for horse therapeutics may be particularly attractive, as it can be targeted by a limited sales force and has potentially less price sensitivity than therapeutic treatments for dogs and cats, because horse owners are willing to spend more on treatments for these more expensive companion animals. As an example, a one-month supply of omeprazole for a horse can cost over a thousand dollars. We may consider the development of our current or future product candidates for additional species in the future, but our pipeline currently is focused on dogs, cats and horses only.
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
Commercialize our equine products with our own direct sales force in the United States and with distributors in other regions
In conjunction with FDA approval of one or more of our lead product equine candidates, when approved, we intend to establish a direct sales organization, complimented by select distributor relationships, to market our products directly to veterinarians in the United States. For our equine products, we believe we can accomplish this with a sales force of 4 to 12 sales representatives and reach most of the prescribing equine veterinarians in the United States. We also intend to establish collaborations with distributors to commercialize any of our products that may be approved by the EMA.

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
Pet Therapeutics Market
Overview
U.S. consumers spent an estimated $62.75 billion on their pets in 2016, according to the American Pet Products Association, or APPA, an increase of 63% from 2006.
The veterinary care segment has been among the fastest growing segments of the overall U.S. pet market. This segment accounted for an estimated $15.9 billion spent on veterinary care in 2016, an increase of 71% from 2006. In 2011, approximately $4.3 billion was spent on parasiticides and vaccines and approximately $2.4 billion was spent on pet therapeutics, our target segment. With an estimated 77.8 million dogs and 85.8 million cats currently in the United States, this represents average annual spending on pet therapeutics of less than $15 per pet. This compares to approximately $1,433 that veterinarians estimate their clients would be willing to pay before refusing or stopping treatment for their pets, according to a 2015 dvm360 State of the Profession Survey.
We believe several factors will contribute to an increase in spending on pet therapeutics. Pets are generally living longer, with the average lifespan for dogs increasing by nearly a year to 11.8 years between 2012 and 2015 according to a study by Banfield Pet Hospital. As a result, pets are increasingly exhibiting many of the same diseases associated with aging in humans. The incidence of osteoarthritis in dogs, for example, has increased by 30% since 2012 according to the same study. As it is with human health, obesity is a growing concern for pets. Since 2007, overweight and obesity have increased by 74% in dogs and 179% in cats. The Association for Pet Obesity Prevention estimates that 54% of dogs and 58% of cats are overweight or obese, which translates to 41.9 million dogs and 49.9 million cats. In addition, pet ownership numbers may increase as more people become aware of the myriad health benefits of pet ownership. According to the Human Animal Bond Research Institute, studies show that some of the benefits of having a dog include helping to lower your blood pressure, decrease your risk of heart disease, and preventing allergies in children.
Among pet owners, there is growing familiarity in treating these pet diseases with medications. According to the APPA, approximately 77% of U.S. dog owners treated their dogs with medications in 2015, an increase of over 50% from the level reported in 2004. In a 2010 poll by the Associated Press, 35% of pet owners are willing to spend $2,000 to treat their pet for a serious medical condition. We expect pet owners to spend more on their pets’ health and welfare as new therapeutics are developed specifically for pets, particularly as 95% of pet owners considered their pet to be a member of their family, according to a 2015 survey by the Harris Poll of Harris Interactive.

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
Animal health companies have been relatively slow to develop new therapeutics for pets, and have tended to focus primarily on the larger market for the treatment of livestock and other farm animals. On average, only approximately 17 NADAs were filed annually for animal therapeutics, compared to an average of approximately 130 NDAs filed annually for human therapeutics, over the five-year periods ended 2015. In 2016, human pharmaceutical companies received FDA approval for 22 novel drugs, while pet therapeutics companies received 7 novel FDA drug approvals. In the EU, human pharmaceutical companies received EMA approval for 53 novel drugs in 2016, compared to only one novel drug approval for pet therapeutics companies.
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

Products in Development
Zimeta (dipyrone injection)
Overview
Zimeta, formerly known as KIND-012, is a pyrazolone anti-inflammatory drug, with a mechanism of action unlike traditional NSAIDs. Zimeta is widely used both for horses and humans as an antipyretic outside of the United States. It is also considered to be an anti-spasmodic that in horses can be used without masking the surgical signs of colic.
In humans, the active ingredient in Zimeta can, in very rare cases, cause bone marrow suppression. In some countries, it is still available as prescription or over the counter medication, while in other countries, it has been withdrawn from market. However, the side effects are not seen in horses, and the product is widely used outside the U.S. by many equine veterinarians.
We are developing Zimeta for the control of pyrexia (fever) in horses. In March 2015, we announced a positive randomized, blinded, placebo-controlled pilot study. In November 2015, we announced positive results for a multicenter, randomized, blinded, placebo-controlled pivotal study of Zimeta. We submitted all major technical sections of the NADA for Zimeta to the FDA before the end of the first quarter of 2016. We have received the technical section complete letter for effectiveness from the FDA and responded to comments from the FDA regarding the CMC and safety technical sections. We anticipate the approval of Zimeta including product launch in the second half of 2017, assuming that the FDA finds our responses acceptable. However, regulatory approval timelines can not be guaranteed.
The active ingredient in Zimeta is available as GMP-grade material from two suppliers, and we believe our current manufacturer or other suppliers will be able to provide sufficient quantities for commercialization.
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
We have also completed our formulation development of the oral gel form of Zimeta for the treatment of fever in horses. The pivotal trial for Zimeta (dipyrone oral gel) is expected to initiate in the first half of 2017. An oral gel form of Zimeta will expand the use of Zimeta to additional horses.

Mirataz (mirtazapine transdermal ointment)
Overview
Inappetence is a serious unmet medical need in cats, and may be caused by multiple factors, including chronic illness or infection. If untreated, it may lead to hepatic failure, which can be a life-threatening condition. In cats, mirtazapine, a noradrenergic and specific serotonergic antidepressant, increases the level of serotonin in the brain and balances the activity of serotonin in the gastro-intestinal tract, resulting in alleviation of nausea and appetite loss.

We are developing Mirataz, formerly known as KIND-010, for the management of weight loss in cats. Mirataz is a mirtazapine transdermal drug with innovative AccusorbTM transdermal technology which results in high and predictable absorption. As a transdermal product, Mirataz is an attractive alternative for veterinarians and owners to administering a drug orally to cats. Weight loss is the leading cause of veterinary visits among cat owners, and a veterinarian will see on average 7 or more cats per week with this condition. In many cases, significant weight loss can lead to liver failure and ultimately death. Currently, there are limited options for the management of weight loss in cats, none of which include an FDA-approved transdermal option.

We announced positive topline results in May 2016 upon the successful completion of a pharmacokinetic study and a randomized, placebo-controlled pivotal study of Mirataz. All major technical sections of the NADA have been filed. We have received the technical section complete letter for effectiveness from the FDA, responded to comments from FDA regarding the CMC technical section, and are awaiting feedback from the FDA on our safety technical section. Based on the feedback, we anticipate the approval of Mirataz and are preparing for the commercial launch in the second half of 2017, assuming that the FDA finds our responses acceptable.
The active ingredient in Mirataz is available as GMP-grade material from one supplier and we believe our current manufacturer will be able to provide sufficient quantities for potential commercialization.
Clinical Data
The pivotal field study, KB105, was a multicenter, randomized, double-blind, placebo-controlled pivotal field study that enrolled 230 cats to assess the effectiveness of Mirataz in managing weight loss in cats. The primary endpoint was percentage change in body weight from Day 1 to Week 2. At Week 2, the mean percent increase in body weight from Day 1 was 3.94% in the KIND-010 group (n=83), versus 0.41% in the placebo group (n=94) (p<0.0001). In the target animal safety study, Mirataz was generally well-tolerated and no significant safety concerns were identified. At the proposed label dose, topical administration of mirtazapine ointment was associated with mild, reversible skin changes at the site of dose application (ear). Based on a preliminary review of the safety data, the drug appears to be well tolerated.
Other Product Candidates
KIND-014 is a small molecule product candidate we are developing for treatment of equine gastric ulcers in horses. We have completed dose range finding and palatability studies with KIND-014 as well as a pilot field study. Based on the study results, we are currently optimizing the formulation and expect to initiate a pilot field study in the second quarter of 2017.
KIND-015 is a small molecule product we are developing for the management of clinical signs associated with equine metabolic syndrome. KIND-015 delays absorption of glucose from the gastrointestinal tract, increases insulin sensitivity (enhancing peripheral tissue sensitivity to insulin) and glucose uptake into cells, and inhibits synthesis of glucose by the liver. Formulation is being optimized and we plan to initiate a pilot field efficacy study by the second quarter of 2017.
In addition to small molecules, we have the following biologics programs:
epoCat, or KIND-510, is feline recombinant erythropoietin for the control of non-regenerative anemia in cats. Anemia is a common condition in older cats which is often associated with chronic kidney disease resulting in decreased levels of endogenous erythropoietin. epoCat is a recombinant protein that has been specially engineered by us with a prolonged half-life compared to endogenous feline erythropoietin. The initial laboratory studies have been completed, with a positive efficacy signal, as evidenced by increased reticulocyte formation. Enrollment in a pilot field efficacy study is currently ongoing.
KIND-011 is an anti-Tumor Necrosis Factor, or anti-TNF, treatment for newborn foals. Sick newborn foals, defined as sepsis score ≥ 11 or positive blood culture, are challenging and difficult to treat and result in approximately 50% mortality. We have completed the first stage of a pilot field study in sick or septic foals to assess safety and efficacy of anti-TNF monoclonal antibody. All five foals enrolled survived to day 7, the primary endpoint of the study. The second stage of the study is planned in the first quarter of 2017, during the upcoming foaling season.
Our other promising biologic product candidates in our pipeline with key focus areas of atopic dermatitis and cancer include: KIND-502, a new biologic that targets the canine counterpart of the human target for Xolair, for allergic and immune-mediated diseases; KIND-0888, an antibody that targets CD20; several antibodies that target cytokines involved in atopic dermatitis; and KIND-509, an antibody that targets the canine TNF.
KIND-Bodies, a novel biologics scaffold with certain advantages over antibodies, including bispecific binding, is also proceeding on track.

Members of our management have extensive experience with biologics, including antibodies such as Lucentis, Tysabri, Xolair and Rituxan. We have internal expertise that enable us to convert antibodies into dog (caninize), cat (felinize), and horse (equinize) forms.
We also have identified over 20 additional pre-INAD product candidates, including small molecules and biologics, for potential future development.
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
If our equine product candidates are approved by the FDA, we intend to establish a direct sales organization market to our products directly to veterinarians in the United States. For our equine products, we believe we can do this with a sales force of 4 to 12 sales representatives and reach most of the prescribing equine veterinarians in the United States. We also intend to establish collaborations with distributors to commercialize any of our products that may be approved with the EMA.
In conjunction with FDA approval of one or more of our lead product canine and feline candidates, we intend to either partner with another company or establish a direct sales organization to market our products directly to veterinarians in the United States. We also intend to establish collaborations to commercialize any of our products that may be approved with the EMA.
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
Manufacturing
We have no internal manufacturing capabilities for small molecules. To ensure dependable and high quality supply of the API in our toxicology studies and pivotal trials, we rely on GMP-compliant contract manufacturers for small molecules rather than devote capital and resources toward developing or acquiring our own manufacturing facilities. Our selection process for small molecule products takes into account the availability of established and cost-effective GMP manufacturing before proceeding to INAD filing. We believe that contract manufacturers can manufacture these supplies more cheaply than we could on our own.
We have or expect to have a sufficient supply of formulated drugs for our potential launch of Zimeta and Mirataz. We also have identified multiple potential contract manufacturers to provide commercial supplies of the formulated drug product candidates if they are approved for marketing. We have or intend to secure contract manufacturers with established track records of quality product supply and significant experience with regulatory requirements of the FDA and the EMA.

For biologics, we are establishing our own GMP manufacturing capabilities and anticipate proceeding to GMP manufacturing in the mid-2017. The USDA regulates the manufacture of pet biologics under standards that are less stringent than those for human biologics, which may reduce the cost of goods of our biologic product candidates relative to human biologics.
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
Our potential competitors include large animal health companies, which currently derive the majority of their revenue from livestock medications. For example, in 2016 livestock accounted for 59%, and pets 40%, of sales for Zoetis, a large company focused on animal health. Within the pet therapeutics market, vaccines and parasiticides are currently the greatest sources of revenue.
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
At the product level, we will face competition for Zimeta from Banamine and Butazolidin even though they are not approved for control of fever in horses, and for KIND-014 from GastroGard and UlcerGard, as well as potentially from additional products in development. In addition, we may face competition from various products including additional products in development. Our products may also face competition from generic medicines and products approved for use in humans that are used extra-label for pets. Some of our other products also may face competition from their human generic equivalents in countries where such equivalents are available.
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

•	be safe for the intended use in the intended species;

•	have substantial evidence of effectiveness for the intended use;

•	have a defined manufacturing process that ensures the product can be made with high quality consistency; and

•	be safe for humans handling the product and for the environment
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
Regulatory Process at the FDA
To begin the development process for products in the United States, we must file an Investigational New Animal Drug, or INAD, submission with the FDA. We will then usually hold a pre-development meeting with the FDA to reach a general agreement on the plans for providing the data necessary to fulfill requirements for an NADA. During development, we will usually submit pivotal protocols to the FDA for review and concurrence prior to conducting the required studies. We will gather and submit data on manufacturing, safety and effectiveness to the FDA for review, and this review will be conducted according to timelines specified in the Animal Drug User Fee Act. These are called technical sections, which collectively form the basis of the NADA. Once all data have been submitted and reviewed for each technical section - safety, effectiveness and CMC - the FDA will issue us a technical section complete letter as each section review is completed, and when the three letters have been issued, we will compile a draft of the Freedom of Information Summary, the proposed labeling, and all other relevant information, and submit these for FDA review. An administrative NADA is a NADA that is submitted after all of the technical sections that fulfill the requirements for the approval of the new animal drug have been reviewed by CVM and CVM has issued a technical section complete letter for each of those technical sections. Although this process is not required and submission of a non-administrative NADA is also acceptable, we plan to take advantage of the administrative NADA process to obtain a more timely, phased review. Because CVM has already reviewed the individual technical sections before the administrative NADA is filed, CVM is committed under its user fee agreements to reviewing and acting on 90% of administrative NADAs within 60 days after submission. The CVM user fee goal is to review and act on 90% of non-administrative NADAs within 180 days after submission. After approval, we will be required to collect reports of adverse events and submit them on a regular basis to the FDA.
Regulatory Process at the USDA
To begin the development process for veterinary biologics products in the United States, we typically file an Application for United States Veterinary Biological Product License with the USDA. For the biologics products that we develop, we may then meet with the USDA to reach a general agreement on the plans for providing the data necessary to fulfill requirements for an approval. During development, we gather and submit data on manufacturing, purity and potency to the USDA for review. Once all data have been submitted and reviewed, the USDA will issue its decision. Unlike the FDA, there are no timelines specified by law for the USDA’s review.
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
Employees
As of December 31, 2016, we had 41 employees, including 17 employees with D.V.M., M.D. or Ph.D. degrees. Of our employees, 32 including Dr. Chin and Ms. Bevers are engaged in one or more aspects of our research and development activities. Dr. Chin and Ms. Bevers also are engaged in corporate and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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
We are a development stage biopharmaceutical company. Since our formation in September 2012, our operations have been limited to the identification of product candidates and research and development of our product candidates, including our lead product candidates, Zimeta and Mirataz. As a result, we have limited historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in emerging fields such as the pet therapeutics industry. We also have not generated any revenue to date, and continue to incur significant research and development and other expenses. As of December 31, 2016, we had an accumulated deficit of $81.1 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates and begin to commercialize them if they are approved by the Center for Veterinary Medicine branch of the U.S. Food and Drug Administration, or FDA, the U.S. Department of Agriculture, or USDA, or the European Medicines Agency, or EMA. Even if we succeed in developing and commercializing one or more product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.
We will have no material product revenue for the foreseeable future, and we may need to raise additional capital to achieve our goals.
Until, and unless, we receive approval from the FDA, USDA or EMA, as applicable, for one or more of our product candidates, we cannot market or sell our products in the United States or in the European Union, or EU, and will have no material product revenue. We have submitted to the FDA all technical sections of the NADA for our drug product candidates, Zimeta and Mirataz. Although we received the technical section complete letter for effectiveness from the FDA for both Zimeta and Mirataz, we are still waiting for responses on our CMC and safety technical sections. Our other current product candidates will require from three to five years of further development at a cost of an average of approximately $5 million per product candidate before we expect to be able to apply for marketing approval in the United States. We also are actively involved in identifying additional human therapeutics for development and commercialization as pet therapeutics, and will continue to expend substantial resources for the foreseeable future to develop our current product candidates and any other product candidates we may develop or acquire. These expenditures will include: costs of identifying additional potential product candidates; costs associated with drug formulation; costs associated with conducting pilot, pivotal, and toxicology studies; costs associated with completing other research and development activities; costs associated with payments to technology licensors and maintaining other intellectual property; costs of obtaining regulatory approvals; costs associated with establishing commercial manufacturing and supply capabilities; and costs associated with marketing and selling any of our products approved for sale. We also may incur unanticipated costs. Because the outcome of our development activities and commercialization efforts is inherently uncertain, the actual amounts necessary to successfully complete the development and commercialization of our current or future product candidates may be greater or less than we anticipate.
We believe we have sufficient cash and cash equivalents to fund our operating plan through the anticipated approval and launch of our lead product candidates. However, we may seek additional funds through public or private equity or debt financings or other sources such as strategic collaborations. Additionally, we do not expect our existing cash and cash equivalents to be sufficient to complete the development of all of our current product candidates, or of any additional product candidates that we may identify, and we may need to raise additional capital to fund these activities. Even if we believe we have sufficient funds on hand for our current or planned future business and operations, we may seek from time to time to raise additional capital based upon favorable market conditions or strategic considerations such as potential acquisitions.
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
We have no product approved for sale in any jurisdiction. Our current efforts are, and a substantial portion of our efforts over the foreseeable future will be, primarily focused on our lead product candidates,

Zimeta and Mirataz, and on the progress of other product candidates that are in our pipeline. We discontinued our previous lead product candidates, SentiKind and CereKin, as a result of not meeting their primary endpoints. We also re-assessed our atopic dermatitis program and the atopic dermatitis market and decided to discontinue our AtoKin study in order to redirect our resources toward other programs in our portfolio. Accordingly, our near-term prospects, including our ability to generate material product revenue, obtain any new financing if needed to fund our business and operations, or enter into potential strategic transactions, will depend heavily on the successful development and commercialization of one or more of our lead candidates, which in turn will depend on a number of factors, including the following:

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

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will be successful in developing or commercializing one or more of our lead product candidates. If we are unsuccessful or are significantly delayed in developing and commercializing Zimeta and Mirataz or any of our other current or future product candidates, our business and prospects will be materially adversely affected and you may lose all or a portion of the value of your investment in our common stock.
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
The development and commercialization of pet therapeutics is highly competitive and our success depends on our ability to compete effectively with other products in the market. If our product candidates are approved, we expect to compete with animal health divisions of major pharmaceutical and biotechnology companies such as Merck Animal Health, Elanco, Bayer Animal Health, and Boehringer Ingelheim Animal Health, as well as specialty animal health medicines companies such as Zoetis and, in Europe, Virbac Group, Ceva Animal Health and Dechra Pharmaceuticals. Additionally, we are aware of several early-stage companies that are developing products for use in the pet therapeutics market, including Aratana Therapeutics Inc., Nexvet Biopharma PLC, and Jaguar Animal Health. We also expect to compete with academic institutions, governmental agencies and private organizations that are conducting research in the field of animal health medicines.
If approved, Zimeta will face competition from existing products approved for treatment of horses such as Banamine. Mirtazapine, the active ingredient in Mirataz, is widely used today from human generic and compounded formulations. Many of our product candidates also will face competition from various products approved for use in humans that are used extra-label in animals, and all of our products will face potential competition from new products in development. These and other potential competing products may benefit from greater brand recognition and brand loyalty than our product candidates may achieve.
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
Although we believe that most of our current animal biologics will be regulated by the USDA based on their mechanisms of action, the USDA and the FDA may not agree with our assessment, or disputes may arise between the USDA and the FDA over regulatory jurisdiction for one or more of such biologics. If so, the development of our biologics may be delayed while any such disputes are adjudicated by the agencies. Furthermore, if the agencies were to determine that one or more of our animal biologics will be regulated by the FDA instead of the USDA, the time and cost of developing such biologics may be longer and more expensive than we currently anticipate, and we may determine to discontinue development of such biologics. It is also possible that the USDA’s regulatory standards for novel biologics may be more difficult to satisfy than we anticipate. The current trend indicates that the FDA is attempting to exert jurisdiction over more biologics.
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
Development of pet therapeutics remains an inherently lengthy, expensive and uncertain process, and there is no assurance that our development activities will be successful. We do not know whether the trials of our current or future product candidates will begin or conclude on time, and they may be delayed or discontinued for a variety of reasons, including if we are unable to:

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
We currently plan to conduct our own pivotal trials, including the pivotal trial of the oral gel form of Zimeta that we expect to initiate in the first half of 2017, but we rely upon CROs to conduct our toxicology studies and for other development activities. We also may rely on CROs in the future to conduct one or more pivotal trials. These CROs are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs or manage the risks associated with their activities on our behalf. We are responsible to regulatory authorities for ensuring that each of our studies is conducted in accordance with the development plans and trial protocols, and any failure by our CROs to do so may adversely affect our ability to obtain regulatory approvals, subject us to penalties, or harm our credibility with regulators. The FDA and foreign regulatory authorities also require us and our CROs to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, or good laboratory practices, or GLPs, for conducting, monitoring, recording and reporting the results of our studies to ensure that the data and results are scientifically credible and accurate.
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
It is also possible that our product liability insurance will not be sufficient to cover any future product liability claims against us.
If we fail to retain current members of our senior management, or to attract and keep additional key personnel, our business and prospects could be materially adversely impacted.
Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We are highly dependent upon our senior management, particularly Richard Chin, M.D., our President and Chief Executive Officer, Denise Bevers, our Chief Operating Officer, Stephen Sundlof, D.V.M., Ph.D., our Chief Scientific Officer and Executive Vice President of Regulatory Affairs and Quality, Wendy Wee, our Vice President of Finance and Hangjun Zhan, Ph.D., our Vice President of Biologics Research. The loss of services of any of our key personnel could adversely affect our ability to successfully develop our current or future product pipeline and commercialize our product candidates. Although we have entered into employment agreements with these key members of senior management, such agreements generally do not prohibit them from leaving our employ at any time. We currently do not maintain “key man” life insurance on any of our senior management team. The loss of Dr. Chin or other members of our current senior management could adversely affect the timing or outcomes of our current and planned studies, as well as longer-term prospects for commercializing our product candidates.
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
We currently have no internal capability to manufacture the formulated small molecule product candidates for use in our studies or commercial supplies of any of our product candidates that may be approved, and will be dependent upon third-party manufacturers for such supplies. We and our contract manufacturers have historically been able to obtain supplies of the API for development of our small molecule product candidates, but neither we nor our contract manufacturers have long-term supply agreements with the API manufacturers. We also have no agreements for commercial-scale supply of the API or manufacture of any of our product candidates. As a result, we and our contract manufacturers may be unable to procure API in a timely manner on commercially reasonable terms, or at all. Any delay in identifying and contracting with third-party contract manufacturers on commercially reasonable terms would have an adverse impact upon our current product development activities and future commercialization efforts.
The facilities used by our contract manufacturers to manufacture the drugs are subject to inspections by the FDA, USDA, and the EMA, and we depend on our contract manufacturers to comply with GMP or other applicable regulatory standards. If our contract manufacturers cannot successfully manufacture material in compliance with these strict regulatory requirements, we and they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In some cases, we also are dependent on our contract manufacturers to produce supplies in conformity to our specifications and maintain quality control and quality assurance practices and not to employ disqualified personnel. If the FDA or a comparable foreign regulatory authority does not approve the manufacturing facilities of our contract manufacturers, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which could result in delays in, or adversely affect our ability to, develop or commercialize our product candidates. We and our contract manufacturers also may be subject to penalties and sanctions from the FDA and other regulatory authorities for any violations of applicable regulatory requirements. The USDA and EMA employ different regulatory standards than the FDA, so we may require multiple manufacturing processes and facilities for the same product candidate or any approved product.
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
As of February 28, 2017, we had forty-two employees, and our management systems currently in place may not be adequate to support our future growth, if any. Our ability to manage our growth effectively will require us to hire, train, retain, manage and motivate additional employees and to implement and improve our operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. If we fail to expand and enhance our operational, financial and management systems in conjunction with our potential future growth, it could have a material adverse effect on our business, financial condition and results of operations.
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

We have one registered US trademark for our current product candidate KINDLET and have nine other trademark applications pending in the US, one pending European trademark application, and one  pending international trademark application. We have no registered trademarks for our company name or for our other current product candidates in the United States or any other countries, and failure to obtain those registrations could adversely affect our business.
    Six of our US pending trademark applications have received Notices of Allowance and are awaiting their first use in commerce prior to Registration. The remaining three pending US trademark applications, the European trademark application, and the International trademark application are awaiting examination. Further, we have one pending European trademark application and such application has recently received a Notice of Opposition, which is currently being reviewed for admissibility by the European Union Intellectual Property Office Accordingly, while various of our pending trademark applications have been allowed but not yet registered, various other of our pending US and foreign trademark applications have neither been allowed nor registered. During trademark registration proceedings, we may receive rejections. If so, we will have an opportunity to respond, but we may be unable to overcome such rejections. In addition, USPTO and comparable agencies in many foreign jurisdictions may permit third parties to oppose pending trademark applications and to seek to cancel registered trademarks. If opposition or cancellation proceedings are filed against any of our trademark applications or any registered trademarks, our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA or the USDA, regardless of whether we have registered or applied to register as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or the USDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA or USDA.
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
Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. Since our initial public offering in December 2013, the trading price of our common stock has ranged from a low of $2.90 to a high of $26.99. The trading price may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed previously in this “Risk Factors” section of this Annual Report on Form 10-K and others, such as:

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
As of December 31, 2016 our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own in the aggregate approximately 62% of our outstanding shares of common stock, excluding shares they may acquire upon exercise of stock options they hold. As a result of their stock ownership, these stockholders may have the ability to influence our management and policies, and will be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. If we experience one or more ownership changes as a result of future transactions in our stock, we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could potentially result in increased future tax liability to us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not Applicable.

ITEM 2.	PROPERTIES.
Our corporate headquarters are located in Burlingame, California. In April 2014, we entered into new non-cancelable operating leases for 2,145 square feet of laboratory space through May 2017 and 6,900 square feet of office space through November 2017. In January, August and November 2015, we amended our original operating lease for laboratory space to expand the facility with an additional 2,431 square feet, 131 square feet and 123 square feet, respectively, of manufacturing space through May 2017. In August 2015, we entered into a new non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019. In February and October 2016, we further amended our original operating lease for laboratory space to further expand the facility with an additional 3,599 square feet and 2,326 square feet, respectively, of quality control and laboratory space through May 2017. In February 2017, we further amended our existing lease for an expansion of an additional 721 square feet of laboratory space. Commencing on June 1, 2017, the non-cancelable operating lease for the entire existing laboratory space of a total 11,476 square feet is extended for another five years through May 2022.

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
Market Information
Since December 12, 2013, our common stock has been traded on The NASDAQ Capital Market under the symbol “KIN.” Prior to December 12, 2013, there was no public trading market for our common stock. The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported on The NASDAQ Capital Market:

	High	Low
Fiscal Year 2016:
Quarter ended March 31, 2016	$4.13	$2.90
Quarter ended June 30, 2016	$4.29	$3.12
Quarter ended September 30, 2016	$5.43	$3.53
Quarter ended December 31, 2016	$5.65	$3.90

Fiscal Year 2015:
Quarter ended March 31, 2015	$7.88	$6.12
Quarter ended June 30, 2015	$7.91	$6.15
Quarter ended September 30, 2015	$7.35	$4.18
Quarter ended December 31, 2015	$6.38	$3.15

Fiscal Year 2014:
Quarter ended March 31, 2014	$26.99	$9.99
Quarter ended June 30, 2014	$21.31	$13.93
Quarter ended September 30, 2014	$19.70	$9.25
Quarter ended December 31, 2014	$10.07	$5.98

Fiscal Year 2013:
December 12, 2013 through December 31, 2013	$14.06	$8.75

Common Stock Information
As of February 28, 2017, there were 22,070,218 outstanding shares of our common stock outstanding held of record by approximately 26 holders.
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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2016 regarding securities authorized for issuance under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2012 Equity Incentive Plan (terminated)	3,495,979	$6.41	—
2016 Equity Incentive Plan	72,350	$4.04	2,927,650
Equity compensation plans not approved by stockholders	—	—	—
Total	3,568,329	$6.36	2,927,650

Stock Performance Graph
The following line graph presentation compares cumulative total stockholder returns of Kindred Biosciences, Inc. with The NASDAQ Stock Market Index and The NASDAQ Biotechnology Index (the “Peer Index”) for the period from December 12, 2013 (the date that our common stock commenced trading on the NASDAQ Capital Market) to December 31, 2016. The graph and table assume that $100 was invested in each of our common stock, The NASDAQ Stock Market Index and the Peer Index on December 12, 2013, and that all dividends were reinvested. The returns shown are based on historical results and are not intended to suggest future performance. The graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings of under the Securities Act of 1933, as amended, or the Exchange Act.

	12/12/2013	12/31/2013	6/30/2014	12/31/2014	6/30/2015	12/31/2015	6/30/2016	12/31/2016
Kindred Biosciences, Inc.	100.00	93.47	155.98	62.34	57.07	28.45	29.62	35.56
NASDAQ Composite-Total Returns	100.00	104.50	110.96	119.91	126.98	128.26	124.85	139.63
NASDAQ Biotechnology Index	100.00	105.15	119.35	141.32	172.12	157.95	120.44	124.23

Recent Sales of Securities
On December 12, 2013, our registration statement on Form S-1 (File No. 333-192242) was declared effective by the SEC for our initial public offering pursuant to which we sold an aggregate of 8,625,000 shares of our common stock at a price to the public of $7.00 per share. On April 8, 2014, we completed a follow-on public offering of 3,450,000 shares of our common stock at a price to the public of $18.00 per share.

We received net proceeds in the offering of approximately $54,871,000 after deduction of underwriting commissions and offering expenses of $5,504,000 from the initial public offering and approximately $58,065,000 after deduction of underwriting commission and offering expenses of $4,035,000 from the follow-on public offering.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 12, 2013 pursuant to SEC Rule 424(b). BMO Capital Markets Corp. and Guggenheim Securities, LLC acted as managing underwriters of the initial offering with Leerink Partners added as another managing underwriter for the follow-on offering.

During the fiscal years ended December 31, 2016 and 2015, we did not sell any securities that were not registered under the Securities Act.

Repurchase of Shares
We did not repurchase any of our shares of capital stock during the fiscal years ended December 31, 2016 and 2015.

ITEM 6.	SELECTED FINANCIAL DATA.
The following selected historical information as of and for the years ended December 31, 2016, 2015 and 2014 has been derived from the audited consolidated financial statements of Kindred Biosciences and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The Statement of Operations and Comprehensive Loss Data for the years ended December 31, 2016, 2015 and 2014, and the Balance Sheet Data as of December 31, 2016 and 2015 are derived from the audited consolidated financial statements which are included in the Form 10-K. The Balance Sheet Data as of December 31, 2014 is derived from audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

(In thousands, except per share amounts)	Years ended December 31,
	2016	2015	2014
Statement of Operations and Comprehensive Loss Data:
Operating expenses:
Research and development	$13,861	$19,412	$18,694
General and administrative	8,308	7,850	8,539
Restructuring costs	655	—	—
Total operating expenses	22,824	27,262	27,233

Loss from operations	(22,824)	(27,262)	(27,233)
Interest and other income, net	325	132	94
Net loss	(22,499)	(27,130)	(27,139)
Change in unrealized gains or losses on available-for-sale securities	19	(23)	(27)
Comprehensive loss	$(22,480)	$(27,153)	$(27,166)

Net loss per share, basic and diluted (1)	$(1.13)	$(1.37)	$(1.44)

Weighted-average number of common shares outstanding, basic and diluted	19,873	19,773	18,782

(In thousands)	As of December 31,
	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$6,687	$19,992	$12,969
Short-term investments	50,068	53,051	88,058
Long-term investments	1,052	4,590	—
Working capital	54,170	70,547	98,652
Total assets	61,576	79,619	101,920
Total liabilities	3,896	3,248	2,896
Accumulated deficit	(81,101)	(58,602)	(31,472)
Total stockholders' equity	57,680	76,371	99,024

(1) See Note 12 of the notes to financial statements included elsewhere in this annual report for an explanation of the method used to calculate the basic and diluted net loss per share attributable to common stockholders and the number of shares used in the computation of the per share amounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Annual Report.
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

In November 2015, we completed a pivotal trial of the IV form of Zimeta (dipyrone injection), previously known as KIND-012, for the control of pyrexia (fever) in horses with positive topline results. We submitted all major technical sections of the NADA for Zimeta to the FDA before the end of the first quarter of 2016. We have received the technical section complete letter for effectiveness from the FDA and responded to comments from the FDA regarding the CMC and safety technical sections. We anticipate the approval of Zimeta including product launch in the second half of 2017, assuming that the FDA finds our responses acceptable. The regulatory approval is expected, but is subject to the typical risks inherent in such a process. We have initiated pre-launch activities including build-out of a small commercial team, preparations for distribution and commercial scale-up and manufacturing.

We have also completed our formulation development of the oral gel form of Zimeta for the treatment of fever in horses. The pivotal trial for Zimeta (dipyrone oral gel) is expected to initiate in the first half of 2017. The oral gel form of dipyrone is expected to be an additional valuable tool for equine veterinarians to provide horse owners with an easy-to-administer fever reducing agent for the horse.

We announced positive topline results in May 2016 upon the successful completion of a pharmacokinetic study and a randomized, placebo-controlled pivotal study of Mirataz (mirtazapine transdermal ointment), formerly known as KIND-010, for the management of weight loss in cats. All major technical sections of the NADA have been filed. We have received the technical section complete letter for effectiveness from the FDA, responded to comments from FDA regarding the CMC technical section, and are awaiting feedback from FDA on our safety technical section. Based on the feedback, we anticipate the approval of Mirataz and are preparing for the commercial launch in the second half of 2017, assuming that the FDA finds our responses acceptable. The regulatory approval is expected, but is subject to the typical risks inherent in such a process.

We are currently developing KIND-014 for the treatment of equine gastric ulcers in horses, KIND-015 for the management of clinical signs associated with equine metabolic syndrome and epoCatTM (feline recombinant erythropoietin) for the control of non-regenerative anemia in cats. We expect to continue pilot field efficacy studies for the three product candidates in 2017. In addition to early stage pilot field studies of anti-cytokine antibodies for atopic dermatitis in dogs and anti-TNF in septic foals, we are also developing multiple other products, including interleukin antibodies and canine checkpoint inhibitors. In all, we have over 20 programs for various indications for dogs, cats, and horses.

In November 2015, we announced that our pivotal study of SentiKind (flupirtine) for the treatment of post-operative pain in dogs, post-operative pain in cats, and osteoarthritis in dogs did not meet its primary endpoints. Plans to study SentiKind for other indications are currently placed on hold.

In addition to the product candidates discussed above, we are in the early stages of development for multiple additional indications, including several biologics, with the potential to attain approval for one or more products annually for several years. We plan to commercialize our products in the United States through a direct sales force complemented by selected distributor relationships, and in the EU through distributors and other third parties. Because we seek to identify product candidates that are not protected by third-party patents, we typically do not need to obtain licenses or make any upfront, milestone or royalty payments in connection with our product candidates.

We have constructed a Good Manufacturing Practice, or GMP, biologics manufacturing plant and it is currently undergoing commissioning, allowing us to proceed to GMP manufacturing of our feline erythropoietin product candidate by the mid-2017.

We are an early stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred cumulative net losses of $81,101,000 through December 31, 2016. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.
Historically, our funding has been a combination of private and public offerings, most recently our initial public offering in December 2013 provided us with net proceeds of $54,871,000 and a follow-on public offering in April 2014 provided us with net proceeds of $58,065,000 after deducting underwriting discounts and commissions. As of December 31, 2016, we had cash, cash equivalents and investments in available-for-sale securities of $57,807,000.

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
Income Taxes
As of December 31, 2016, we had net operating loss carryforwards for federal and state income tax purposes of $67,305,000 and $67,202,000, respectively, which will begin to expire in fiscal year 2032. Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards. Our management concluded that, due to the uncertainty of realizing any tax benefits as of December 31, 2016, a valuation allowance was necessary to fully offset our deferred tax assets.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenue, costs and expenses and related disclosures during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are more fully described in Note 2 of the notes to our consolidated financial statements appearing elsewhere in this document, we believe that the estimates and assumptions involved in the following accounting policies may have the greatest potential impact on our consolidated financial statements.

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
We are currently relying on other exemptions and reduced reporting requirements provided by the JOBS Act which state, among other things, that we are not required to (i) provide an auditor’s attestation report on our system of internal control over financial reporting or (ii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements. These exemptions will apply for a period of five years following the completion of our initial public offering or until we no longer meet the requirements of being an “emerging growth company,” whichever is earlier.

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

Research and Development
As part of the process of preparing our consolidated financial statements, we are required to estimate accrued research and development expenses. Examples of estimated accrued expenses include fees paid to vendors and clinical sites in connection with our pivotal studies, to CROs in connection with our toxicology studies, and to contract manufacturers in connection with the production of API and formulated drug.
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
The fair value of each stock-based award is estimated using the Black-Scholes option-pricing model. Due to insufficient company-specific historical and implied stock price volatility information, we estimate our expected stock price volatility based on the historical volatility of publicly-traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our common stock price. The expected terms of our awards have been determined utilizing the “simplified” method, since our historical experience for option grants is not relevant to our expectations for recent grants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero, based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. See Note 8 in Notes to Consolidated Financial Statements for further information.
Results of Operations
The following table summarizes the results of our operations for the periods indicated:

(In thousands, except per share amounts)	Years Ended December 31,
	2016	2015	2014
Operating expenses:
Research and development	$13,861	$19,412	18,694
General and administrative	8,308	7,850	8,539
Restructuring costs	655	—	—
Total operating expenses	22,824	27,262	27,233

Loss from operations	(22,824)	(27,262)	(27,233)
Interest and other income, net	325	132	94
Net loss	(22,499)	(27,130)	(27,139)
Change in unrealized gains or losses on available-for-sale securities	19	(23)	(27)
Comprehensive loss	$(22,480)	$(27,153)	$(27,166)

Net loss per share attributable to common stockholders, basic and diluted	$(1.13)	$(1.37)	$(1.44)

Weighted-average number of common shares outstanding, basic and diluted	19,873	19,773	18,782

Revenue
We do not have any products approved for sale, have not generated any revenue since our inception and do not expect to generate any material revenue in the near future. If our development efforts result in clinical success and regulatory approval or collaboration agreements with third parties for any of our product candidates, we may generate revenue from those product candidates.

Research and Development Expense
All costs of research and development are expensed in the period incurred. Research and development costs consist primarily of salaries and related expenses for personnel, stock-based compensation expense, fees paid to consultants, outside service providers, professional services, travel costs and materials used in clinical trials and research and development. We are currently pursuing multiple product candidates for over 20 indications. We typically use our employee and infrastructure resources across multiple development programs.

Research and development expense was as follows for the periods indicated:

(In thousands except percentages)	Years ended December 31,			Annual percent change
	2016	2015	2014	2016/2015	2015/2014
Payroll and related	$5,794	$8,473	$5,029	(32)%	68%
Consulting	1,204	1,144	1,758	5%	(35)%
Field trial costs, including materials	3,015	5,428	8,778	(44)%	(38)%
Stock-based compensation	1,464	1,857	1,453	(21)%	28%
Other	2,384	2,510	1,676	(5)%	50%
	$13,861	$19,412	$18,694	(29)%	4%

During the year ended December 31, 2016, research and development expense related primarily to advancing the development of our lead product candidates. During this period we successfully completed a pivotal trial of Mirataz, previously known as KIND-010, and submitted all major technical sections of the NADA to the FDA for Zimeta, previously known as KIND-012, for fever in horses as well as Mirataz. We completed our pivotal trial of SentiKind in 2015; however, the study did not meet its primary endpoints. We continue to advance additional product candidates in our small molecule programs as well as continue to advance our biologics program by building an in-house team to focus on setting-up a GMP manufacturing process for our potential biologic candidates.

Research and development expenses for the year ended December 31, 2016 decreased by 29% to $13.9 million compared with $19.4 million for the same period in 2015. Payroll and related expenses decreased by $2.7 million due to reduction in headcount. Our field trial costs decreased by $2.4 million as the pivotal study for Mirataz was completed earlier than expected, offset in part by costs associated with the pilot field study costs for KIND-014 and epoCat. The 2015 expenses included pivotal field trial costs for SentiKind and Zimeta, which we did not have in 2016. In addition, stock-based compensation expense decreased by approximately $0.4 million. Outsourced research and development expense related to our Mirataz, Zimeta (IV and Oral), KIND-014 and other product development programs for the year ended December 31, 2016 were $1.0 million, $1.0 million, $0.7 million and $1.2 million, respectively.

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

We expect research and development expense to increase for the foreseeable future as we continue to further develop our small molecule compounds and biologics development programs.  Due to the inherently unpredictable nature of our development, we cannot reasonably estimate or predict the nature, specific timing or estimated costs of the efforts that will be necessary to complete the development of our product candidates.

General and Administrative Expense
The composition of general and administrative expense was as follows for the periods indicated:

(In thousands except percentages)	Years ended December 31,			Annual percent change
	2016	2015	2014	2016/2015	2015/2014
Payroll and related	$2,583	$1,944	$1,576	33%	23%
Consulting, professional and legal fees	996	1,461	1,785	(32)%	(18)%
Stock-based compensation	2,164	2,300	2,969	(6)%	(23)%
Corporate and marketing expenses	1,468	992	1,494	48%	(34)%
Other	1,097	1,153	715	(5)%	61%
	$8,308	$7,850	$8,539	6%	(8)%

General and administrative expenses for the year ended December 31, 2016 increased by 6% to $8.3 million compared with $7.9 million for the same period in 2015. The increase in general and administrative expense was related to increased headcount including higher marketing and corporate expenses as we have initiated pre-launch activities and build-out of a small commercial team. The increase was offset in part by lower consulting and professional fees as well as lower stock-based compensation expense.

The decrease in general and administrative expenses of 8% to $7.9 million in 2015, compared to $8.5 million in the same period in 2014, was primarily due to lower stock-based compensation expense, consulting and professional fees and marketing and corporate expenses. The decrease was offset in part by higher payroll and related expenses due to increased headcount and other general business expenses.

We expect general and administrative expense to increase going forward as we prepare for the commercial launches of Zimeta and Mirataz.
Restructuring Costs
We recorded a restructuring charge of $655,000 in the first quarter of 2016 in order to streamline our focus on our development programs and to ensure remaining funds are sufficient to fund our planned operations through 2018. Eighteen employees were impacted by the restructuring and all restructuring charges were paid as of March 2016. There was no further restructuring charge for the remainder of 2016.
Interest and Other Income, Net

(In thousands)	Years ended December 31,
	2016	2015	2014
Interest and other income, net	$325	$132	$94
The increase of approximately $193,000 in 2016 compared to 2015 and $38,000 in 2015 compared to 2014 was due to higher interest income from investing in longer term marketable securities.

Liquidity and Capital Resources
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in September 2012 through December 31, 2016. As of December 31, 2016, we had an accumulated deficit of $81.1 million. During the year ended December 31, 2013, we raised approximately $66.0 million, net of offering costs, primarily in connection with our initial public offering and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering). On April 8, 2014, we completed a follow-on public offering of common stock, resulting in net proceeds of approximately $58.1 million. As of December 31, 2016, we had cash, cash equivalents and investments in available-for-sale securities of approximately $57.8 million, which we believe are sufficient to fund our planned operations through 2018.
Cash Flows
The following table shows a summary of our cash flows for the periods set forth below:

(In thousands)	Years ended December 31,
	2016	2015	2014
Cash flows used in operating activities	$(18,781)	(22,757)	(21,934)
Cash flows provided by (used in) investing activities	$5,314	29,437	(88,612)
Cash flows provided by financing activities	$162	343	58,186

Net cash used in operating activities
During the year ended December 31, 2016, net cash used in operating activities was $18.8 million. Our net loss of $22.5 million included non-cash charges primarily in the form of share-based compensation of $3.6 million, depreciation expense of $155,000 and accretion of discounts and amortization of premiums on investments of $274,000. The non-cash charges were partly offset by changes in operating assets and liabilities that resulted in $341,000 of cash used in operating activities.

During the year ended December 31, 2015, net cash used in operating activities was $22.8 million. Our net loss of $27.1 million included non-cash charges primarily in the form of share-based compensation of $4.2 million, depreciation expense of $146,000 and accretion of discounts and amortization of premiums on investments of $228,000. The non-cash charges were partly offset by changes in operating assets and liabilities that resulted in $158,000 of cash used in operating activities.

During the year ended December 31, 2014, net cash used in operating activities was $21.9 million. Net cash used in operating activities primarily resulted from our net loss of $27.1 million, partially offset by non-cash, stock-based compensation of $4.4 million and changes in operating assets and liabilities of $0.6 million.

Net cash provided by (used in) investing activities
During the year ended December 31, 2016, net cash provided by investing activities was $5.3 million, which resulted from $6.3 million related to the maturities of marketable securities, net of purchases, partially offset by $1.6 million in purchases of property and equipment, of which $0.7 million is included in accounts payable and accrued liabilities at December 31, 2016.

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

Net cash provided by financing activities
During the year ended December 31, 2016, net cash provided by financing activities consisted of proceeds from stock option exercises and purchase of ESPP shares.

During the year ended December 31, 2015, net cash provided by financing activities consisted of proceeds from stock option exercises and purchase of ESPP shares.

During the year ended December 31, 2014, net cash provided by financing activities consisted of $58.1 million of net proceeds from a follow-on public offering and $121,000 from the exercise of stock options.

Future Funding Requirements
We anticipate that we will continue to incur losses for the next several years due to expenses relating to:

•	pivotal trials of our product candidates;

•	toxicology studies for our product candidates;

•	biologics manufacturing; and

•	commercialization of two or more of our product candidates, if approved.

We believe our existing cash, cash equivalents and investments in available-for-sale securities will be sufficient to fund our operating plan for the next 24 months and through the anticipated approvals and launches of our lead product candidates Zimeta and Mirataz. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Contractual Obligations

We have non-cancelable operating leases for two office spaces and expanded laboratory space under which we are obligated to make minimum lease payments totaling $2.8 million through May 2022, the timing of which is described in more detail in the notes to the financial statements. In addition, we have three operating leases for equipment under which we are obligated to make minimum lease payments totaling $25,000 through 2020.

Off-Balance Sheet Arrangements
Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.
Recently Issued Accounting Pronouncements
In May 2014, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers". This new standard will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, becomes effective in the first quarter of fiscal year 2018, but allows the adoption of the standard one year earlier if we so choose. To-date we do not have any revenue, but we continue to assess the effect of this new standard.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern", which requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern and to provide disclosures when certain criteria are met. The guidance is effective for annual periods ending after December 15, 2016 and interim reporting periods starting in the first quarter of 2017. We adopted this standard as of December 31, 2016.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes", requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the consolidated balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The update is effective for public business entities issuing consolidated consolidated financial statements for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. We have evaluated the new guidance and determined the impact of this standard have no effects on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments and also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the new guidance and have not determined the impact this standard may have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", requiring organizations that lease assets—referred to as “lessees”—to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the new guidance and have not determined the impact this standard may have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which amends ASC Topic 718, “Compensation - Stock Compensation”. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. Our early adoption of this standard in 2016 did not have a material impact on our consolidated financial statements.

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

We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our short-term investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of December 31, 2016, our cash equivalents, short-term and long-term investments are invested in money market funds, U.S. treasury bills, U.S. treasury bonds, U.S. government agencies, commercial paper and high grade corporate notes. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer who is also acting as Interim Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies under the JOBS Act.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2017 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2017 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2017 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2017 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2017 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Our financial statements and related notes thereto are listed and included in this Annual Report on Form 10-K beginning on page F-1. The following exhibits are filed with, or are incorporated by reference into, this Annual Report:

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Kindred Biosciences, Inc.(1)

3.2	Amended and Restated Bylaws of Kindred Biosciences, Inc.(1)

4.1	Specimen Common Stock Certificate of Kindred Biosciences, Inc. (2)

10.1	Kindred Biosciences, Inc. 2012 Equity Incentive Plan (3)†

10.2	Form of Stock Option Agreement under 2012 Equity Incentive Plan† (8)

10.3	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan (5)†

10.4	Kindred Biosciences, Inc. 2014 Employee Stock Purchase Plan (7)†

10.5	Kindred Biosciences, Inc. 2016 Equity Incentive Plan (10)†

10.6	Form of Stock Option Agreement under 2016 Equity Incentive Plan† (11)

10.7	Form of Restricted Stock Award Agreement under 2016 Equity Incentive Plan†

10.8	Employment Agreement dated September 1, 2013 between Kindred Biosciences, Inc. and Richard Chin, M.D. (3)†

10.9	Amendment No. 2, dated November 11, 2013, to Employment Agreement between Kindred Biosciences, Inc. and Richard Chin, M.D. (4)†

10.10	Employment Agreement dated June 30, 2013 between Kindred Biosciences, Inc. and Stephen Sundlof, D.V.M., Ph.D (3)†

10.11	Amendment No. 1, dated June 4, 2015, to Employment Agreement between Kindred Biosciences, Inc. and Stephen Sundlof, D.V.M., Ph.D (9)†

10.12	Employment Agreement dated June 20, 2013 between Kindred Biosciences, Inc. and Denise Bevers (4)

10.13	Amendment No. 1 dated November 11, 2013 to Employment Agreement between Kindred Biosciences, Inc. and Denise Bevers (3)†

10.14	Amendment No. 2 dated June 4, 2015 to Employment Agreement between Kindred Biosciences, Inc. and Denise Bevers (9)†

10.15	Form of Indemnification Agreement between Kindred Biosciences, Inc. and each of its directors and executive officers (4)†

10.16	Office Lease Agreement by and between Kindred Biosciences, Inc. and Oritz Corporation dated May 27, 2014. (6)

23.1	Consent of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensatory plan or arrangement.

(1)	Previously filed on December 17, 2013 as an exhibit to Registrant’s Report on Form 8-K and incorporated herein by reference.

(2)	Previously filed on December 2, 2013 as an exhibit to Registrant’s Amendment No. 4 to Registration Statement on Form S‑1 (File No. 333‑192242) and incorporated herein by reference.

(3)	Previously filed on November 8, 2013 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-192242) and incorporated herein by reference.

(4)	Previously filed on November 13, 2013 as an exhibit to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-192242) and incorporated herein by reference.
(5) Previously filed on May 14, 2014 as an exhibit to Registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.
(6) Previously filed on August 13, 2014 as an exhibit to Registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.
(7) Previously filed on October 14, 2014 as an appendix to Registrant’s Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.

(8)	Previously filed on March 13, 2015 as an exhibit to Registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(9)	Previously filed on June 4, 2015 as an exhibit to Registrant’s Report on Form 8-K and incorporated herein by reference.

(10)	Previously filed on April 8, 2016 as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, and incorporated herein by reference.
(11) Previously filed on June 3, 2016 as an exhibit to Registrant’s Report to Registration Statement on Form S‑8 (File No. 333‑211839) and incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDRED BIOSCIENCES, INC.

Date: March 1, 2017	By:	/s/ Richard Chin, M.D.
Richard Chin, M.D.
President and Chief Executive Officer, Interim Chief Financial Officer and Principal Financial and Accounting Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Chin, M.D.	President, Chief Executive Officer and Director	March 1, 2017
Richard Chin, M.D.	(Principal Executive Officer, Interim Chief Financial Officer and Interim Principal Financial and Accounting Officer)

/s/ Herbert Montgomery	Director	March 1, 2017
Herbert Montgomery

/s/ Raymond Townsend	Director	March 1, 2017
Raymond Townsend

/s/ Ervin Veszprémi	Director	March 1, 2017
Ervin Veszprémi

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Kindred Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Kindred Biosciences, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kindred Biosciences, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and comprehensive loss and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
March 1, 2017

Kindred Biosciences, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$6,687	$19,992
Short-term investments	50,068	53,051
Prepaid expenses and other	1,282	712
Total current assets	58,037	73,755
Property and equipment, net	2,441	1,244
Long-term investments	1,052	4,590
Other assets	46	30
Total assets	$61,576	$79,619

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$410	$717
Accrued compensation	1,807	1,922
Accrued liabilities	1,650	569
Total current liabilities	3,867	3,208
Long-term liability	29	40
Total liabilities	3,896	3,248

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock; $0.0001 par value; 100,000,000 shares authorized; 19,916,290 shares and 19,836,360 shares issued and outstanding at December 31, 2016 and 2015, respectively	2	2
Additional paid-in capital	138,810	135,021
Accumulated other comprehensive loss	(31)	(50)
Accumulated deficit	(81,101)	(58,602)
Total stockholders’ equity	57,680	76,371
Total liabilities and stockholders’ equity	$61,576	$79,619

The accompanying notes are integral part of these consolidated financial statements.

Kindred Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Operating expenses:
Research and development	$13,861	$19,412	$18,694
General and administrative	8,308	7,850	8,539
Restructuring costs	655	—	—
Total operating expenses	22,824	27,262	27,233

Loss from operations	(22,824)	(27,262)	(27,233)
Interest and other income, net	325	132	94
Net loss	(22,499)	(27,130)	(27,139)
Change in unrealized gains or losses on available-for-sale securities	19	(23)	(27)
Comprehensive loss	$(22,480)	$(27,153)	$(27,166)

Net loss per share, basic and diluted	$(1.13)	$(1.37)	$(1.44)

Weighted-average number of common shares outstanding, basic and diluted	19,873	19,773	18,782

The accompanying notes are integral part of these consolidated financial statements.

Kindred Biosciences, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2013	16,214	$2	$67,610	$—	$(4,333)	$63,279
Comprehensive loss
Net loss	—	—	—	—	(27,139)	(27,139)
Change in unrealized losses on available-for-sale securities	—	—	—	(27)	—	(27)
Total comprehensive loss						(27,166)
Stock-based compensation	—	—	4,725	—	—	4,725
Issuance of common stock at secondary public offering, net of offering costs of $4,035	3,450	—	58,065	—	—	58,065
Exercise of common stock options	56	—	121	—	—	121
Vesting of restricted stock	4	—	—	—	—	—
Balance at December 31, 2014	19,724	2	130,521	(27)	(31,472)	99,024
Comprehensive loss
Net loss	—	—	—	—	(27,130)	(27,130)
Change in unrealized losses on available-for-sale securities	—	—	—	(23)	—	(23)
Total comprehensive loss						(27,153)
Stock-based compensation	—	—	4,157	—	—	4,157
Exercise of common stock options	58	—	105	—	—	105
Common stock issued under ESPP	54	—	238	—	—	238
Balance at December 31, 2015	19,836	2	135,021	(50)	(58,602)	76,371
Comprehensive loss
Net loss	—	—	—	—	(22,499)	(22,499)
Change in unrealized losses on available-for-sale securities	—	—	—	19	—	19
Total comprehensive loss						(22,480)
Stock-based compensation	—	—	3,627	—	—	3,627
Exercise of common stock options	40	—	23	—	—	23
Common stock issued under ESPP	40	—	139	—	—	139
Balance at December 31, 2016	19,916	$2	$138,810	$(31)	$(81,101)	$57,680

The accompanying notes are integral part of these consolidated financial statements.

Kindred Biosciences, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net loss	$(22,499)	$(27,130)	$(27,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,627	4,157	4,422
Depreciation and amortization expense	155	146	58
Loss on disposal of property and equipment	3	—	—
Amortization of premium on marketable securities	274	228	87
Changes in operating assets and liabilities:
Prepaid expenses and other	(570)	(235)	(329)
Other assets	(16)	(8)	(22)
Accounts payable	(710)	30	(269)
Accrued liabilities and accrued compensation	955	55	1,258
Net cash used in operating activities	(18,781)	(22,757)	(21,934)

Cash Flows from Investing Activities
Purchase of investments	(72,047)	(102,195)	(145,172)
Sale of investments	—	3,000	9,000
Maturities of investments	78,313	129,361	48,000
Purchase of property and equipment	(952)	(729)	(440)
Net cash provided by (used in) investing activities	5,314	29,437	(88,612)

Cash Flows from Financing Activities
Exercise of stock options and purchase of ESPP shares	162	343	121
Net proceeds from follow-on public offering	—	—	58,065
Net cash provided by financing activities	162	343	58,186
Net change in cash and cash equivalents	(13,305)	7,023	(52,360)
Cash and cash equivalents at beginning of year	19,992	12,969	65,329
Cash and cash equivalents at end of year	$6,687	$19,992	$12,969

Supplemental disclosure of non-cash financing activities:
Issuance of common stock and stock options for accrued consulting expenses	$—	$—	$303
Purchase of property and equipment included in accounts payable and accrued liabilities	$670	$267	$—

The accompanying notes are integral part of these consolidated financial statements.

Kindred Biosciences, Inc

Notes to Consolidated Financial Statements

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
Liquidity
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception and had an accumulated deficit of $81,101,000 as of December 31, 2016. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and begin to commercialize any approved products. To date, we have been funded primarily through sales of convertible preferred stock, the sale of our common stock in our initial public offering in December 2013 and the sale of our common stock in a follow-on public offering in April 2014. We might require additional capital until such time as we can generate operating revenues in excess of operating expenses. In December 2016, we entered into an At Market Issuance Sales Agreement with FBR Capital Markets & Co., or FBR, whereby we may issue and sell shares of our common stock having an aggregate offering price up to $30.0 million, from time to time. Through February 28, 2017, we sold 1,895,428 shares through FBR under the sales agreement and received approximately $11,465,000 in net proceeds after deducting commissions and other related expenses. We believe our cash, cash equivalents, short-term and long-term investments of $57,807,000 at December 31, 2016 along with the proceeds from our ATM sales are sufficient to fund our operations through the end of 2018.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

Company and its wholly owned Subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of common stock and stock-based awards, the realization of deferred tax assets, the recoverability of long-lived assets and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.
Cash, Cash Equivalents and Investments
We consider all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Debt securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. We classify all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with accumulated unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.
Realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest and other income, net in the accompanying consolidated statements of operations and comprehensive loss.

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

Concentration of Credit Risk and of Significant Suppliers
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and investments. From time to time, we maintain cash and cash equivalent balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation ("SIPC"). Primarily all of our cash, cash equivalents and investments at December 31, 2016 were in excess of amounts insured by the FDIC and SIPC. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

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
Government agency, corporate notes and commercial papers are recorded at their estimated fair value. Since these available-for-sale securities generally have market prices from multiple sources and it can be difficult to select the best individual price directly from the quoted prices in the active markets, we use Level 2 inputs for the valuation of these securities. Using the Level 2 inputs, a “consensus price” or a weighted average price for each of these securities can be derived from a distribution-curve-based algorithm which includes market prices obtained from a variety of industrial standard data providers (e.g. Bloomberg), security master files from large financial institutions, and other third-party sources.

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

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

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
Stock-Based Compensation
Our stock-based compensation plan (see Note 8) provides for the grant of stock options, restricted common stock and stock appreciation rights. The estimated fair values of stock option grants are determined as of the date of grant using the Black-Scholes option pricing model. This method incorporates the fair value of our common stock at the date of each grant and various assumptions such as the risk-free interest rate, expected volatility based on the historic volatility of publicly-traded peer companies, expected dividend yield, and expected term of the options. The estimated fair values of restricted stock awards are determined based on the fair value of our common stock on the date of grant. The estimated fair values of stock-based awards, including the effect of estimated forfeitures, are expensed over the requisite service period, which is generally the awards’ vesting period. We classify stock-based compensation expense in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified.
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

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

more reliable measurement and a measurement date has not been reached, the fair value is re-measured at each reporting date using the Black-Scholes option pricing model. Compensation expense for these share-based awards is recognized over the term of the consulting agreement or until the award is approved and settled.
Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in our tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.
We account for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.
Comprehensive Loss
Our comprehensive loss includes the change in unrealized gains or losses on available-for-sale securities. The cumulative amount of gains or losses is reflected as a separate component of stockholders' equity in the accompanying consolidated balance sheets as accumulated other comprehensive loss.

Segment Data
We manage our operations as a single segment for the purposes of assessing performance and making operating decisions. We are a veterinary biotechnology company focusing on developing therapies for pets. Our chief operating decision maker is our Chief Executive Officer. All assets are held in the United States.
Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potentially dilutive securities. For periods in which we have reported a net loss, diluted net loss per common share is the same as basic net loss per common share, since the impact of the potentially dilutive securities would be anti-dilutive to the calculation of net loss per common share (see Note 12).

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

Recently Issued Accounting Pronouncements
In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers". This new standard will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, becomes effective in the first quarter of fiscal year 2018, but allows the adoption of the standard one year earlier if we so choose. To-date we do not have any revenue, but we continue to assess the effect of this new standard.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern", which requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern and to provide disclosures when certain criteria are met. The guidance is effective for annual periods ending after December 15, 2016 and interim reporting periods starting in the first quarter of 2017. We adopted this standard as of December 31, 2016.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes", requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the consolidated balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The update is effective for public business entities issuing consolidated consolidated financial statements for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. We have evaluated the new guidance and determined the impact of this standard have no effects on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments and also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the new guidance and have not determined the impact this standard may have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", requiring organizations that lease assets—referred to as “lessees”—to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the new guidance and have not determined the impact this standard may have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which amends ASC Topic 718, “Compensation - Stock Compensation”. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. Our early adoption of this standard in 2016 did not have a material impact on our consolidated financial statements.

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

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

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2016 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

(In thousands)	Fair Value Measurements as of December 31, 2016
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$3,157	$3,157	$—	$—
Commercial paper	850	—	850	—
Short-term investments:
U.S. treasury bills	5,997	5,997	—	—
Commercial paper	4,228	—	4,228	—
U.S. government agency notes	13,550	—	13,550	—
U.S. treasury bonds and notes	11,015	11,015	—	—
Corporate notes	15,278	—	15,278	—
Long-term investments:
Corporate notes	1,052	—	1,052	—
	$55,127	$20,169	$34,958	$—

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2015 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

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

During the year ended December 31, 2016, U.S. treasuries were transferred from Level 2 to Level 1. With the exception of U.S. treasuries, there were no other transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2016 and 2015.

At December 31, 2016 and 2015, we did not have any financial liabilities which were measured at fair value on a recurring basis.

4. Investments

The following tables summarize our investments in available-for-sale securities by significant investment category reported as short-term or long-term investments as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$5,996	$1	$—	$5,997
Commercial paper	4,228	—	—	4,228
U.S. government agency notes	13,552	1	(3)	13,550
U.S. treasury bonds and notes	11,015	1	(1)	11,015
Corporate notes	15,305	—	(27)	15,278
	50,096	3	(31)	50,068
Long-term investments:
Corporate notes	1,055	—	(3)	1,052

Total available-for-sale investments	$51,151	$3	$(34)	$51,120

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$41,293	$14	$(25)	$41,282
U.S. government agency notes	11,776	—	(7)	11,769
U.S. treasury bonds and notes	25	9	(34)	—
	53,094	23	(66)	53,051
Long-term investments:
U.S. treasury bills	4,597	—	(7)	4,590
Total available-for-sale investments	$57,691	$23	$(73)	$57,641

The following table summarizes the contractual maturities of our available-for-sale securities at December 31, 2016 (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$50,096	$50,068
Mature in one year or more	$1,055	$1,052

5. Property and Equipment, Net
Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2016	2015
Computer and lab equipment	$565	$437
Furniture & fixtures	41	38
Leasehold improvements	82	78
Construction-in-process	2,073	895
Total	2,761	1,448
Less accumulated depreciation and amortization	(320)	(204)
Property and equipment, net	$2,441	$1,244
Depreciation and amortization expense was $155,000, $146,000 and $58,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

6. Accrued Liabilities
Accrued liabilities consisted of the following as of December 31, 2016 and 2015:

(In thousands)	December 31, 2016	December 31, 2015
Accrued consulting	$106	$83
Accrued research and development costs	1,390	345
Accrued other	124	128
Deferred rent	59	53
	1,679	609
Less current portion	(1,650)	(569)
Long-term liability (deferred rent)	$29	$40

7. Stockholders' Equity
Preferred Stock
Our Certificate of Incorporation, as amended, authorizes us to issue 10,000,000 shares of $0.0001 par value preferred stock. At December 31, 2016, all shares of preferred stock are undesignated and unissued.

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
In 2014, we completed a follow-on public offering and issued 3,450,000 shares of common stock at $18.00 per share resulting in net proceeds of $58,065,000 after deduction of underwriting commissions and offering expenses of $4,035,000.

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

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

In 2016, we issued 39,501 shares of common stock upon exercise of stock options at prices ranging from $0.32 to $1.37 per share for total proceeds of $23,000. In addition, we issued 40,429 shares of common stock to employees in connection with our employee stock purchase program for total proceeds of $139,000.

As of December 31, 2016, we had 19,916,290 shares of common stock outstanding.

Stock Offerings

In January 2015, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $150.0 million. On December 19, 2016, we entered into an At Market Issuance Sales Agreement with FBR Capital Markets & Co., or FBR, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $30.0 million, from time to time, through FBR as our sales agent. In conjunction with the sales agreement, FBR will receive compensation based on an aggregate of 3% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the sales agreement are deemed an “at-the-market” offering and would be made pursuant to the shelf registration statement on Form S-3. For the year ended December 31, 2016, we did not sell any shares through FBR under the sales agreement (see Note 15).

8. Stock-Based Awards and Benefit Plan
On November 4, 2012, our board of directors adopted the Kindred Biosciences, Inc. 2012 Equity Incentive Plan or the “2012 Plan". The 2012 Plan provides for our board of directors to grant incentive stock options or non-qualified stock options for the purchase of common stock, to issue or sell shares of restricted common stock and to grant stock appreciation rights (“SARs”) to our employees, directors, consultants and advisers of the Company. Pursuant to the terms of the 2012 Plan, no options or SARs shall be granted under the 2012 Plan after 10 years from the date of adoption of the 2012 Plan. We have reserved 4,000,000 shares of our common stock for issuance under the 2012 Plan. The 2012 Plan terminated in May 2016. There were 3,495,979 stock option shares which had been granted prior to the plan’s expiration remaining outstanding as of December 31, 2016.
In May 2016, we adopted the 2016 Equity Incentive Plan or the “2016 Plan”, and reserved 3,000,000 shares of our common stock for issuance under the 2016 Plan. The 2016 Plan is the successor to our 2012 Plan and all awards made under the 2012 Plan shall remain subject to the terms of that plan. Options granted under the 2016 Plan may be either incentive stock options or nonstatutory stock options. The 2016 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The exercise price of a stock option may not be less than 100% of the closing price of our common stock on the date of the grant. If, at any time we grant an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of one or four years from the date of grant. Options granted under the 2016 Plan expire no later than 10 years from the date of grant. As of December 31, 2016, there were 72,350 option shares outstanding and 2,927,650 shares available for future grants under the 2016 Plan.

2014 Employee Stock Purchase Plan

In December 2014, our board of directors adopted the Kindred Biosciences, Inc. 2014 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 200,000 shares of our common stock are authorized for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined six months consecutive offering periods beginning on

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

December 1 with the exception of our first offering period which commenced on January 1, 2015 for a five months duration. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. A participant may purchase a maximum of 2,000 shares of common stock during each offering period, not to exceed $25,000 worth of common stock on the offering date during each calendar year. We use the Black-Scholes option pricing model, in combination with discounted employee price, in determining the value of the Purchase Plan expense to be recognized during each offering period. The weighted-average grant date fair value per share using the Black-Scholes option pricing model was $1.42 during the year ended December 31, 2016.

As of December 31, 2016, there were 94,181 shares of common stock issued under the Purchase Plan and 105,819 shares available for future issuance under the Purchase Plan. At December 31, 2016, we had an outstanding liability of $17,000, which is included in accrued compensation on the consolidated balance sheet, for employee contributions to the Purchase Plan for shares pending issuance at the end of the next offering period.

Reserved Shares

At December 31, 2016, shares of common stock reserved for future issuance inclusive of outstanding option shares are as follows:

2016 Equity Incentive Plan	3,000,000
2014 Employee Stock Purchase Plan	105,819
3,105,819

Stock Option Plan Activity Summary

A summary of activity under our stock option plans is as follows:

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

	Shares Available For Grant	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining ContractualTerm (In Years)	Aggregate Intrinsic Value
Balance, December 31, 2013	2,579,661	1,375,914	$1.33
Granted	(1,127,113)	1,127,113	$16.23
Exercised		(56,112)	$2.17
Forfeited - restricted stock and options	118,750	(117,500)	$19.57
Balance, December 31, 2014	1,571,298	2,329,415	$7.60
Granted	(922,083)	922,083	$6.54
Exercised		(58,126)	$1.81
Expired	5,104	(5,104)	$19.96
Forfeited - stock options	72,083	(72,083)	$12.48
Balance, December 31, 2015	726,402	3,116,185	$7.26	8.2	$2,908,000
2012 Plan terminated (a)	(307,107)
2016 Plan authorized (b)	3,000,000
Granted	(847,683)	847,683	$3.48
Exercised		(39,501)	$0.57
Expired	43,818	(43,818)	$14.52
Forfeited - stock options	312,220	(312,220)	$7.06
Balance, December 31, 2016	2,927,650	3,568,329	$6.36	7.5	$4,353,000
Options vested and expected to vest, December 31, 2016		3,568,329	$6.36	7.5	$4,353,000
Options exercisable, December 31, 2016		2,298,322	$6.50	7.0	$3,684,000
(a) The 2012 Equity Incentive Plan terminated in May 2016. All shares available for grant under this Plan expired.
(b) The 2016 Equity Incentive Plan was adopted and approved by stockholders in May 2016.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of options and the fair value of our common stock for those options that had exercise prices lower than the fair value of our common stock on December 31, 2016 and 2015.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $117,000, $266,000 and $774,000, respectively.
We received proceeds of $23,000, $105,000 and $121,000 from the exercise of common stock options during the years ended December 31, 2016, 2015 and 2014, respectively.
The weighted-average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $2.45, $5.03 and $12.09 per share, respectively.
Restricted Stock
We did not grant any restricted common stock in 2016, 2015 and 2014. As of December 31, 2016, there were no unvested shares of restricted common stock.

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

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
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Due to insufficient company-specific historical and implied volatility information, we estimate the expected stock price volatility based on the historical volatility of publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our common stock price. The expected term of our common stock options has been determined utilizing the “simplified” method as we have insufficient historical experience for options grants overall, rendering existing historical experience irrelevant to expectations for current grants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
Total stock-based compensation expense, related to all of our share-based payment awards, is comprised of the following:

(In thousands)	Years Ended December 31,
	2016	2015	2014
Research and development	$1,463	$1,857	$1,453
General and administrative	2,164	2,300	2,969
	$3,627	$4,157	$4,422

Total stock-based compensation expense included stock options and expense from the Purchase Plan for the years ended December 31, 2016 and 2015, and stock options and restricted stock for the year ended December 31, 2014.
We had an aggregate of approximately $5,179,455 of unrecognized stock-based compensation expense for options outstanding and the Purchase Plan as of December 31, 2016, which is expected to be recognized over a weighted average period of 1.9 years.

Valuation assumptions

The relevant data used to determine the fair value of stock options earned or granted and the Purchase Plan is as follows:

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

	Years Ended December 31,
	2016	2015	2014
Stock options:
Weighted average risk-free interest rate	1.61%	1.51%	1.70%
Weighted average expected term (in years)	6.3	6.1	6.4
Weighted average expected volatility	83.4%	94.8%	91.3%
Weighted average expected dividend yield	—	—	—

Employee stock purchase plan:
Weighted average risk-free interest rate	0.50%	0.08%	—
Weighted average expected term (in years)	0.5	0.5	0
Weighted average expected volatility	84.4%	80.7%	—
Weighted average expected dividend yield	—	—	—

9. Commitments and Contingencies
License agreement
In March 2014, we entered into a license agreement under which we made an up-front payment and were obligated to make annual payments and, subject to certain terms and conditions, milestone payments upon achievement of development milestones and a royalty based on sales of products developed under the agreement. In January 2015, we terminated this agreement.
Operating Leases
For the period from September 25, 2012 (inception) through March 2014, we leased our office space on a month-to-month basis. In April 2014, we entered into new non-cancelable operating leases for 2,145 square feet of laboratory space through May 2017 and 6,900 square feet of office space through November 2017. In January, August and November 2015, we amended our original operating lease for laboratory space to expand the facility with an additional 2,431 square feet, 131 square feet and 123 square feet, respectively, of manufacturing space through May 2017. In August 2015, we entered into a new non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019. In February and October 2016, we further amended our original operating lease for laboratory space to further expand the facility with an additional 3,599 square feet and 2,326 square feet, respectively, of laboratory space through May 2017. Commencing on June 1, 2017, the non-cancellable operating lease for the entire existing laboratory space of a total 10,755 square feet is extended for another 5 years through May 2022. In February 2017, we further amended the operating lease for laboratory space with an additional 721 square feet through May 2022. In addition, we have three equipment leases expiring through 2020.

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $522,000, $339,000 and $162,000, respectively. In addition, we have three operating leases for equipment through 2020. As of December 31, 2016, we are obligated to make minimum lease payments under all of our operating leases, including the amendment entered into in February 2017 (see Note 15), as follows (in thousands):

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

Year ending December 31,	Lease Payments
2017	$670
2018	523
2019	513
2020	448
2021	459
Thereafter	194
Total	$2,807
Indemnities and Guarantees
We have made certain indemnities and guarantees, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. We indemnify our officers and directors to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. These indemnities and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

Legal Matters

In the ordinary course of business, we may face various claims brought by third parties and may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. Management believes there are currently no claims that are likely to have a material effect on our consolidated financial position and results of operations.

10. Restructuring Plan
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

11. Income Taxes
There is no provision for income taxes because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax assets.
Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows:

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except percentages)	For the years ended December 31,
	2016		2015		2014
Income tax expense (benefit) at statutory federal rate	$(7,651)	34.0%	$(9,226)	34.0%	$(9,227)	34.0%
State income tax, net of federal benefit	(1,389)	6.2	(1,678)	6.2	(1,663)	6.1
Permanent items	38	(0.2)	58	(0.2)	14	(0.1)
Research credits	(970)	4.3	(1,379)	5.1	(807)	3
Stock-based compensation	(29)	0.1	—	—	—	—
ASC 740-10	388	(1.7)	552	(2)	323	(1.2)
Change in valuation allowance	9,602	(42.6)	11,924	(43.9)	11,388	(41.9)
Other	11	(0.1)	(251)	0.8	(28)	0.1
Provision (benefit) for income taxes	$—	—%	$—	—%	$—	—%

Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future periods. The components of the deferred tax assets are as follows at December 31, 2016 and 2015:

	December 31,
(In thousands)	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$27,093	$19,173
Research & development credits	2,173	1,591
Accrued expenses	720	766
Amortization and depreciation	2,738	(38)
Stock-based compensation	2,296	3,643
Other	14	2
	35,034	25,137
Valuation Allowance	(35,034)	(25,137)
Net current deferred tax assets	$—	$—

At December 31, 2016, we had net deferred tax assets of $35,034,000. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset.
Additionally, the future utilization of our net operating loss and research and development tax credits carryforwards is subject to annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of the net operating loss and research and development tax credit carryforward and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. We believe we incurred ownership changes since April 2014, however, we have not completed an analysis yet to determine the impact of our ability to use net operating losses and research and development credits as of December 31, 2016.
At December 31, 2016, we had federal and California net operating loss carryovers of $67,305,000 and $67,202,000, respectively. The federal and California net loss carryforwards will begin to expire in 2032.

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

At December 31, 2016, we had federal and state research tax credit carryovers of approximately $2,215,000 and $2,031,000, respectively. The federal research and development tax credit carryforwards will begin to expire in 2033. The California research and development credit carryforwards are available indefinitely.
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
A rollforward of changes in our unrecognized tax benefits is shown below.

(In thousands)	December 31,
	2016	2015
Balance at beginning of year	$1,234	$473
Additions based on tax positions related to the current year	464	650
Additions for tax positions of prior years	—	111
Balance at end of year	$1,698	$1,234

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized and realized is $1,422,000.
Our practice is to recognize interest and/or penalties related to income tax matters as income tax expense. We had no accrual for interest or penalties on our accompanying consolidated balance sheets at December 31, 2016 and 2015, and have not recognized interest and/or penalties in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2016, 2015 and 2014.
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
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting". Current GAAP requires an entity to recognize excess tax benefit or deficiency as additional paid-in capital. To simplify the presentation of stock compensation, the amendments in this Update require that the excess tax benefit or deficiency is recognized as expense.
For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The FASB permits earlier application by all entities as of the beginning of any interim or annual reporting period and further provides that this Update may be applied on a modified retrospective basis to all periods presented. We chose to adopt the update prospectively beginning in the year ended December 31, 2016. Prior periods have not been retrospectively adjusted, and given our full valuation position there is no quantitative impact to our consolidated financial statements.

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

12. Net Loss Per Share
Basic and diluted net loss per share was calculated as follows for the years ended December 31, 2016, 2015 and 2014:

(In thousands, except per share amounts)	Years Ended December 31,
	2016	2015	2014
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss attributable to common stockholders	$(22,499)	$(27,130)	$(27,139)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	19,873	19,773	18,782
Net loss per common share attributable to common stockholders, basic and diluted	$(1.13)	$(1.37)	$(1.44)

There was no difference between our net loss and the net loss attributable to common stockholders for all periods presented.

Stock options to purchase 3,568,329 shares, 3,116,185 shares and 2,329,415 shares of common stock as of December 31, 2016, 2015 and 2014, respectively, were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect was anti-dilutive.

13. Employee Savings Plan

We have established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective May 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 90% of their salary, subject to annual limits. We make contributions to the plan in an amount equal to 50% on the first 6% for a maximum of 3% of the participant’s compensation which is deferred. We contributed approximately $101,000 and $164,000 to the plan during the years ended December 31, 2016 and 2015, respectively.

14. Selected Quarterly Financial Information (unaudited)

The following table presents selected unaudited quarterly financial data for each of the quarters in the years ended December 31, 2016 and 2015.

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share amounts)	2016				2015
Quarter ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Operating costs and expenses
Research and development	$3,509	$3,754	$3,161	$3,437	$4,579	$5,033	$4,991	$4,809
General and administrative	2,401	2,022	1,865	2,020	1,881	2,095	1,921	1,953
Restructuring costs	—	—	—	655	—	—	—	—
Total operating cost and expenses	5,910	5,776	5,026	6,112	6,460	7,128	6,912	6,762

Loss from operations	(5,910)	(5,776)	(5,026)	(6,112)	(6,460)	(7,128)	(6,912)	(6,762)
Interest and other income, net	101	93	79	52	40	33	29	30
Net loss	$(5,809)	$(5,683)	$(4,947)	$(6,060)	$(6,420)	$(7,095)	$(6,883)	$(6,732)

Net loss per share, basic and diluted (1)	$(0.29)	$(0.29)	$(0.25)	$(0.31)	$(0.32)	$(0.36)	$(0.35)	$(0.34)
Weighted average shares used in computing net loss per share, basic and diluted	19,900	19,891	19,865	19,836	19,816	19,792	19,756	19,726
(1) Net loss per share for each quarter is calculated as a discrete period; the sum of four quarters may not equal the calculated full year amount.

15. Subsequent Events

We have evaluated subsequent events through the filing date of this annual report on Form 10-K, and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as listed below.

On December 19, 2016, we entered into an At Market Issuance Sales Agreement with FBR Capital Markets & Co., or FBR, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $30.0 million, from time to time, through FBR as our sales agent. In conjunction with the sales agreement, FBR would receive compensation based on an aggregate of 3% of the gross proceeds on the sale price per share of our common stock. Through February 28, 2017, we sold 1,895,428 shares through FBR under the sales agreement and received approximately $11,465,000 in net proceeds after deducting commissions and other related expenses.

On February 14, 2017, we further amended our existing operating lease for laboratory space at the Mitten Road facility. The amendment to the original lease provides for an expansion of an additional 721 square feet of laboratory space for a total of 11,476 square feet. The term of the lease is April 1, 2017 through May 31, 2022 and total rent payments from this amendment are expected to be $142,000.