Form 10-K/A
period 2016-12-31
Kindred Biosciences, Inc.
filed 2017-04-27
CIK 1561743

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $49.8 million.

The outstanding number of shares of the registrant’s common stock as of April 26, 2017 was 23,051,643.

EXPLANATORY NOTE
Kindred Biosciences, Inc. ("we," "us," "our," or the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to our annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the "Commission") on March 1, 2017 (the "Form 10-K") to provide the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K, because we do not plan to hold our annual meeting until the third fiscal quarter of 2017 and do not expect to file our definitive proxy statement before May 1, 2017.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of a new certification by our principal executive officer and principal financial officer filed herewith and related footnotes. This Amendment does not amend or otherwise update any other information in the Form 10-K. This Amendment should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the filing of the Form 10-K.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
MANAGEMENT
Executive Officers
The following table sets forth the name, age and position of each of our executive officers as of April 21, 2017:

Name	Age	Position
Richard Chin, M.D.	50	President, Chief Executive Officer and Director
Denise M. Bevers	49	Chief Operating Officer and Secretary
Stephen Sundlof, D.V.M., Ph.D.	65	Executive Vice President of Regulatory Affairs and Quality and Chief Scientific Officer
Richard Chin, M.D., is one of our co-founders and has served as our President and Chief Executive Officer since October 2012. Additional information regarding Dr. Chin is set forth below under “Board of Directors and Corporate Governance.”
Denise M. Bevers is one of our co-founders and has served as our Chief Operating Officer since October 2012. On November 11, 2013, she was appointed as our Secretary. Ms. Bevers co-founded and served as the President and Chief Executive Officer of SD Scientific, Inc., a privately held, full-service medical affairs and communications company, from August 2005 to June 2013. She has over 20 years of human pharmaceutical and research experience and is an expert in clinical operations, medical affairs, and scientific communications. Ms. Bevers has managed dozens of human drug development programs from Phase I through Phase IV at pharmaceutical companies Elan Pharmaceuticals and Skyepharma, and at Quintiles, a contract research organization. She began her clinical research career in 1989 as the Division Lead of the Urology Department at Scripps Clinic and Research Foundation, a non-profit medical research foundation, where she was integral in implementing the policies and procedures for the organization’s clinical research programs. Ms. Bevers earned an M.B.A. from Keller Graduate School of Management and a B.S. in Ecology, Behavior, and Evolution from the University of California San Diego, Revelle College.
Stephen Sundlof, D.V.M., Ph.D., was appointed our Senior Vice President of Regulatory Affairs on August 26, 2013 and was promoted to Executive Vice President of Regulatory Affairs and Quality and Chief Scientific Officer on January 26, 2015. Dr. Sundlof served as the Director of the Center for Veterinary Medicine at the FDA from 1994 to 2008, where he oversaw all veterinary products regulated by the FDA, and retired as the Director of the Center for Food Safety and Applied Nutrition in 2010. Dr. Sundlof began his career in 1980 on the faculty of the University of Florida’s College of Veterinary Medicine. He received his D.V.M. from the University of Illinois, College of Veterinary Medicine, and earned a Ph.D. in Veterinary Toxicology from the University of Illinois, College of Veterinary Medical Sciences. Dr. Sundlof also holds a B.S. in Zoology from Southern Illinois University and an M.S. in Veterinary Toxicology from the University of Illinois, College of Veterinary Medical Sciences.
BOARD OF DIRECTORS AND CORPORATE GOVERNANCE
The following table sets forth the names, ages as of April 21, 2017, and certain other information for our director with a term expiring at our next annual meeting and for each of the other current members of our Board of Directors:

Directors	Class	Age	Position	Director Since	Current Term Expires
Herbert Montgomery(1)(2)(3)	I	74	Director	2016	2017
Raymond Townsend, Pharm.D(1)(2)(3)	II	72	Director	2013	2018
Ervin Veszprémi(1)(2)(3)	II	58	Director	2013	2018
Richard Chin, M.D.	III	50	President, Chief Executive Officer and Director	2012	2019

(1)	Member of our Audit Committee

(2)	Member of our Compensation Committee

(3)	Member of our Nominating and Corporate Governance Committee

Directors
Herbert D. Montgomery was appointed to our Board of Directors effective April 15, 2016. Mr. Montgomery has worked as a consultant providing senior management and financial consulting services since January 2009. From January 2001 until December 2008, Mr. Montgomery was Vice Chairman and Chief Executive Officer of Lightpost Holdings, LLC. From November 1999 to May 2001, Mr. Montgomery was Executive Vice President, Chief Financial Officer and Treasurer of Standard Media International. From January 1998 to November 1999, Mr. Montgomery was the Senior Vice President, Chief Financial Officer and Treasurer of Cotelligent, Inc. From June 1994 to January 1998, Mr. Montgomery was Senior Vice President, Chief Financial Officer and Treasurer of Guy F. Atkinson. Mr. Montgomery has taken three companies public and has served as financial advisor of technology, product and services companies over the last 30 years. Mr. Montgomery holds a Master of Science degree in Management and a Bachelor of Science degree in Finance from California State University, Northridge. Mr. Montgomery was the Chairman of The Institute for OneWorld Health from 2000 - 2010. Because of his extensive experience in senior management roles, including in the pharmaceutical industry, and his financial expertise, Mr. Montgomery is well qualified to serve on our board.
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
Ervin Veszprémi has been a member of our Board of Directors since February 15, 2013. He was the Chief Executive Officer of Invent Farma, a vertically integrated generics company, from January 2015 until October 2016. Previously he served as CEO of Medichem, a pharmaceutical manufacturer, between 2003 and 2014, and has nearly 30 years of experience in the pharmaceutical industry, including 15 years in the animal health sector. Mr. Veszprémi served as the Vice President and Global Head of Marketing for Novartis Animal Health, one of the largest veterinary companies in the world, from 1998 to 2002. Mr. Veszprémi holds a physiology degree from the University of British Columbia and has studied management at Harvard Business

School and Stanford University. Because of his extensive experience in the veterinary pharmaceutical industry, his extensive experience in commercialization, and his knowledge of the European market, Mr. Veszprémi is well qualified to serve on our Board of Directors.
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
Director Independence
Our Board of Directors currently consists of four members. Dr. Chin is not considered an independent director, because he serves as our President and Chief Executive Officer. Our Board of Directors has determined that each of our other directors is an independent director in accordance with the listing requirements of The NASDAQ Stock Market. Pursuant to NASDAQ rules, our board must consist of a majority of independent directors. The NASDAQ independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by NASDAQ rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.
Classified Board of Directors
In accordance with our amended and restated certificate of incorporation, our Board of Directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are classified as follows:

•	the Class I director is Herbert Mongomery, and his term will expire at our 2017 annual meeting of stockholders;

•	the Class II directors are Raymond Townsend and Ervin Veszprémi, with terms expiring at our 2018 annual meeting of stockholders; and

•	the Class III director is Richard Chin, and his term will expire at the 2019 annual meeting of stockholders.
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
Leadership Structure of the Board
Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock entitled to vote in the election of directors. Our amended and restated bylaws and corporate governance guidelines provide our Board of Directors with flexibility in its discretion to combine or separate the positions of Chairman of the Board and Chief Executive Officer, if we elect to appoint a Chairman of the Board. Currently we do not have a Chairman of the Board or a lead director. Our board believes that oversight of our company is the responsibility of our Board as a whole, and that this responsibility can be properly discharged without a Chairman or lead director.
Board Meetings and Committees
During our fiscal year ended December 31, 2016, the Board of Directors held five meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he served during the periods that he served.
Although we do not have a formal policy regarding attendance by members of our Board of Directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend. Each of our directors attended our 2016 Annual Meeting of Stockholders, either in person or by means of teleconference.
Our board has established three standing committees-audit, compensation, and nominating and corporate governance-each of which operates under a written charter that has been approved by our board. Each committee charter has been posted on the Corporate Governance section of our website at www.kindredbio.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Proxy Statement.
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
The members of our Audit Committee are Mr. Montgomery, Dr. Townsend and Mr. Veszprémi, and Mr. Montgomery serves as the chairperson of the committee. Our Board of Directors has determined that each of Mr. Montgomery, Dr. Townsend and Mr. Veszprémi is an independent director under NASDAQ rules and under SEC Rule 10A-3. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our Board of Directors has determined that Mr. Montgomery is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable NASDAQ rules and regulations. The Audit Committee met four times during 2016.
Compensation Committee
The Compensation Committee’s responsibilities include:

•	annually reviewing and approving corporate goals and objectives relevant to CEO compensation;

•	determining our CEO’s compensation;

•	reviewing and approving, or making recommendations to our board with respect to, the compensation of our other executive officers;

•	overseeing an evaluation of our senior executives;

•	overseeing and administering our cash and equity incentive plans;

•	reviewing and making recommendations to our board with respect to director compensation;

•	reviewing and discussing annually with management our “Compensation Discussion and Analysis” when it is required by SEC rules to be included in our Proxy Statements; and

•	preparing the annual Compensation Committee report when it is required by SEC rules to be included in our Proxy Statements.
The members of our Compensation Committee are Mr. Montgomery, Dr. Townsend and Mr. Veszprémi, and Dr. Townsend serves as the chairperson of the committee. Our board has determined that each of Mr. Montgomery, Dr. Townsend and Mr. Veszprémi is independent under the applicable NASDAQ rules and regulations, is a “non-employee director” as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee met one time during 2016.
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
The members of our Nominating and Corporate Governance Committee are Mr. Montgomery, Dr. Townsend and Mr. Veszprémi, and Mr. Veszprémi serves as the chairperson of the committee. Our board has determined that each of Mr. Montgomery, Dr. Townsend and Mr. Veszprémi is independent under the applicable NASDAQ rules and regulations. The Nominating and Corporate Governance Committee met one time during 2016.
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee for the year ended December 31, 2016, were Dr. Townsend, Mr. Veszprémi and Mr. Montgomery who joined our Board in May 23, 2016. Prior to May 23, 2016, Ernest Mario, Ph.D. served as member of the Compensation Committee. None of our executive officers served as a director or a member of a Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of our Compensation Committee during the year ended December 31, 2016.
Code of Ethics and Business Conduct
We have adopted a written code of ethics and business conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our code of ethics and business conduct is available under the Corporate Governance section of our website at www.kindredbio.com. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of The NASDAQ Stock Market concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Proxy Statement.
Considerations in Evaluating Director Nominees
Our Nominating and Corporate Governance Committee uses a variety of methods for identifying and evaluating director nominees. In its evaluation of director candidates, our Nominating and Corporate Governance Committee will consider the current size and composition of our Board of Directors and the needs of our Board of Directors and the respective committees of our Board of Directors. Some of the qualifications that our Nominating and Corporate Governance Committee considers include, without limitation, issues of character, integrity, judgment, diversity of experience, independence, area of expertise, corporate experience, length of service, potential conflicts of interest and other commitments. Nominees must also have the ability to offer advice and guidance to our Chief Executive Officer based on past experience in positions with a high degree of responsibility and be leaders in the companies or institutions with which they are affiliated. Director candidates must have sufficient time available in the judgment of our Nominating and Corporate Governance Committee to perform all board of director and committee responsibilities. Members of our Board of Directors are expected to prepare for, attend, and participate in all board of director and applicable committee meetings. Other than the foregoing, there are no stated minimum criteria for director nominees, although our Nominating and Corporate Governance Committee may also consider such other factors as it may deem, from time to time, are in our and our stockholders’ best interests.

Although our Board of Directors does not maintain a specific policy with respect to board diversity, our Board of Directors believes that our Board of Directors should be a diverse body, and our Nominating and Corporate Governance Committee considers a broad range of backgrounds and experiences. In making determinations regarding nominations of directors, our Nominating and Corporate Governance Committee may take into account the benefits of diverse viewpoints. Our Nominating and Corporate Governance Committee also considers these and other factors as it oversees the annual board of director and committee evaluations. After completing its review and evaluation of director candidates, our Nominating and Corporate Governance Committee recommends to our full Board of Directors the director nominees for selection.
Stockholder Recommendations for Nominations to the Board of Directors
Our Nominating and Corporate Governance Committee will consider candidates for director recommended by stockholders so long as such recommending stockholder was a stockholder of record both at the time of giving notice and at the time of the annual meeting, and such recommendations comply with our amended and restated certificate of incorporation and amended and restated bylaws and applicable laws, rules and regulations, including those promulgated by the SEC. The Nominating and Corporate Governance Committee will evaluate such recommendations in accordance with its charter, our amended and restated bylaws, our policies and procedures for director candidates, as well as the regular director nominee criteria described above. This process is designed to ensure that our Board of Directors includes members with diverse backgrounds, skills and experience, including appropriate financial and other expertise relevant to our business. Eligible stockholders wishing to recommend a candidate for nomination should contact the Secretary in writing. Our Nominating and Corporate Governance Committee has discretion to decide which individuals to recommend for nomination as directors.
Any nomination should be sent in writing to our Secretary at Kindred Biosciences, Inc., 1555 Bayshore Highway, Suite 200, Burlingame, California 94010. To be timely for our 2018 annual meeting of stockholders, our Secretary must receive the nomination by the date specified in the “Stockholder Proposals” section above.
Communications with the Board of Directors
Interested parties wishing to communicate with our Board of Directors or with an individual member or members of our Board of Directors may do so by writing to our Board of Directors or to the particular member or members of our Board of Directors, and mailing the correspondence to our Secretary at Kindred Biosciences, Inc., 1555 Bayshore Highway, Suite 200, Burlingame, California 94010. Each communication should set forth (i) the name and address of the stockholder, as it appears on our books, and if the shares of our common stock are held by a nominee, the name and address of the beneficial owner of such shares, and (ii) the number of shares of our common stock that are owned of record by the record holder and beneficially by the beneficial owner.
Our Secretary in consultation with appropriate members of our Board of Directors as necessary, will review all incoming communications and, if appropriate, all such communications will be forwarded to the appropriate member or members of our Board of Directors, or if none is specified, to Richard Chin.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
SEC regulations require us to identify in this Proxy Statement anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during the fiscal year ended December 31, 2016, all required reports were filed on a timely manner as required Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION
Processes and Procedures for Compensation Decisions
Our Compensation Committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions. Typically, our Chief Executive Officer makes recommendations to our Compensation Committee and is involved in the determination of compensation for the respective executive officers that report to him. Our Chief Executive Officer does not determine his own compensation. Our Chief Executive Officer makes recommendations to our Compensation Committee regarding short- and long-term compensation for all executive officers based on our results, an individual executive officer’s contribution toward these results and performance toward individual goal achievement. Our Compensation Committee then reviews the recommendations and other data and makes decisions as to total compensation for each executive officer as well as each individual compensation component.

Fiscal 2016 Summary Compensation Table
The following table sets forth the compensation for services paid in all capacities for the fiscal years ended December 31, 2016, 2015 and 2014 to Richard Chin, M.D., our President and Chief Executive Officer, and our two other most highly compensated executive officers.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Option Awards ($)(6)	All Other Compensation ($)(2)	Total ($)
Richard Chin, M.D.	2016	$400,000	(3)	$219,000	$485,551	$—	$1,104,551
President and Chief Executive Officer	2015	$400,000		$100,000	$1,021,265	$—	$1,521,265
	2014	$375,833		$119,700	$4,304,927	$—	$4,800,460
Denise M. Bevers	2016	$325,000	(4)	$162,500	$222,217	$—	$709,717
Chief Operating Officer	2015	$325,000		$97,500	$325,759	$—	$748,259
	2014	$294,250		$92,690	$860,318	$—	$1,247,258
Stephen Sundlof, D.V.M., Ph.D.	2016	$310,000	(5)	$65,100	$144,928	$—	$520,028
Executive Vice President, Regulatory Affairs and Quality and Chief Scientific Officer	2015	$310,000		$46,500	$325,759	$—	$682,259
	2014	$283,250		$62,423	$860,318	$—	$1,205,991

(1)	Cash bonuses were awarded for services performed in the year noted and paid in the subsequent year.

(2)	Does not include perquisites and other personal benefits, unless the aggregate amount of such perquisites and other personal benefits exceeded $10,000.

(3)	Dr. Chin’s base salary remained at his 2015 level beginning January 1, 2016.

(4)	Ms. Bevers’ base salary remained at her 2015 level beginning January 1, 2016.

(5)
Dr. Sundlof’s base salary remained at his 2015 level beginning January 1, 2016. Dr. Sundlof served as our Senior Vice President, Regulatory Affairs, until January 26, 2015, on which date he was promoted to Executive Vice President, Regulatory Affairs and Quality and Chief Scientific Officer.

(6)
Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718, excluding the effects of any estimated forfeitures. For assumptions used in determining grant date fair market value, refer to Note 9 of Notes to the Financial Statements in our Annual Report on Form 10-K for the year ended December, 31, 2016, as filed with the SEC on March 1, 2017. The amounts reported for these options may not represent the actual economic values that our named executive officers will realize from these options as the actual value realized will depend on our performance, stock price and their continued employment.

Executive Officer Employment Agreements

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

"Cause" for purposes of Dr. Chin's employment agreement means Dr. Chin has: (i) been grossly negligent in the performance of his duties; (ii) been convicted of or pleaded guilty or nolo contendre to a felony; (iii) committed a criminal act relating to Dr. Chin’s employment or the company involving, in the good faith judgment of our board of directors, fraud or theft, but excluding any conviction which results solely from Dr. Chin’s title or position with our company and is not based on his personal conduct; (iv) committed a breach of any material provision of his employment agreement or of any nondisclosure or non-competition agreement which remains uncured or 60 days following receipt of notice; or (v) intentionally breached a material provision of any code of conduct or ethics policy in effect at our company.

"Good reason" for purposes of Dr. Chin's employment agreement means Dr. Chin has suffered: (i) a material reduction in title, status or responsibilities; or (ii) a material reduction in total compensation.

"Change of control" for purposes of Dr. Chin's employment agreement means: (i) a merger or consolidation of capital stock that results in a change in ownership of more than 50% of the combined voting power of our or our successor's then-outstanding capital stock; or (ii) our stockholders approve an agreement for the sale or disposition of all or substantially all of our assets.

Denise M. Bevers

In July 2013, we entered into a written employment agreement with Ms. Bevers pursuant to which she serves as our Chief Operating Officer for an unspecified term. Under the terms of Ms. Bevers’ employment agreement, if her employment is terminated by us without “cause,” or she resigns for “good reason,” then, subject to her execution of a general release of claims, Ms. Bevers will be entitled to receive twelve months of her annual base salary payable within seven days of termination, reimbursement for up to 18 months of insurance premiums for continuation coverage under our group health plans and accelerated vesting of all of her outstanding stock options and any other equity awards. In addition, if we terminate her employment within the twelve-month period following a “change in control,” any unvested options or restricted stock shall vest and be immediately exercisable by her.

"Cause" for purposes of Ms. Bevers' employment agreement means Ms. Bevers has: (i) been grossly negligent in the performance of her duties; (ii) been convicted of or pleaded guilty or nolo contendre to a felony; (iii) committed a criminal act relating to Ms. Bevers’ employment or the company involving, in the good faith judgment of our board of directors, fraud or theft, but excluding any conviction which results solely from Ms. Bevers’ title or position with our company and is not based on her personal conduct; (iv) committed a breach of any material provision of her employment agreement or of any nondisclosure or non-competition agreement which remains uncured or 60 days following receipt of notice; (v) intentionally breached a material provision of any code of conduct or ethics policy in effect at our company; or (vi) failed to perform any of her material obligations under her employment agreement or failed to execute and perform any directions of our Chief Executive Officer.

"Good reason" for the purposes of Ms. Bevers' employment agreement means Ms. Bevers has suffered a material reduction in total compensation.

"Change of control" for purposes of Ms. Bevers' employment agreement means: (i) a merger or consolidation of capital stock that results in a change in ownership of more than 50% of the combined voting power of our or our successor's then-outstanding capital stock; or (ii) our stockholders approve an agreement for the sale or disposition of all or substantially all of our assets.

Stephen Sundlof, D.V.M., Ph.D.

In August, 2013, we entered into a written employment agreement with Dr. Sundlof pursuant to which he serves as our Executive Vice President of Regulatory Affairs and Quality and Chief Scientific Officer. Under the terms of Dr. Sundlof’s employment agreement, if his employment is terminated by us without “cause,” or he resigns for “good reason,” then, subject to his execution of a general release of claims, Dr. Sundlof will be entitled to receive twelve months of his annual base salary payable within seven days of termination, reimbursement for up to 18 months of insurance premiums for continuation coverage under our group health plans and accelerated vesting of all of his outstanding stock options and any other equity awards.

In addition, if we terminate his employment within the twelve-month period following a “change in control,” any unvested options or restricted stock shall vest and be immediately exercisable by him.

"Cause" for purposes of Dr. Sundlof's employment agreement means Dr. Sundlof has: (i) been grossly negligent in the performance of his duties; (ii) been convicted of or pleaded guilty or nolo contendre to a felony; (iii) committed a criminal act relating to Dr. Sundlof’s employment or the company involving, in the good faith judgment of our board of directors, fraud or theft, but excluding any conviction which results solely from Dr. Sundlof’s title or position with our company and is not based on his personal conduct; (iv) committed a breach of any material provision of his employment agreement or of any nondisclosure or non-competition agreement which remains uncured or 60 days following receipt of notice; (v) intentionally breached a material provision of any code of conduct or ethics policy in effect at our company; or (vi) failed to perform any of his material obligations under his employment agreement or failed to execute and perform any directions of our Chief Executive Officer.

"Good reason" for the purposes of Dr. Sundlof's employment agreement means Dr. Sundlof has suffered a material reduction in total compensation.

"Change of control" for purposes of Dr. Sundlof's employment agreement means: (i) a merger or consolidation of capital stock that results in a change in ownership of more than 50% of the combined voting power of our or our successor's then-outstanding capital stock; or (ii) our stockholders approve an agreement for the sale or disposition of all or substantially all of our assets.

2016 Cash Bonuses
Our named executive officers’ employment agreements establish their target annual cash bonuses, expressed as a percentage of base salary. Cash bonuses are typically prorated to reflect a partial year of service, and our Compensation Committee retains discretion to adjust bonuses for our named executive officers. The following table sets forth the target bonus percentages for our named executive officers:

Name	Target Bonus (Percentage of Base Salary)
Richard Chin, M.D. President and Chief Executive Officer	50%
Denise M. Bevers Chief Operating Officer	40%
Stephen Sundlof, D.V.M., Ph.D. Executive Vice President, Regulatory Affairs and Quality and Chief Scientific Officer	30%

Corporate objectives for the 2016 cash bonus plan were established in January 2016 by our board of directors in consultation with management. The 2016 goals generally relate to progress of the lead product programs, biologics programs and commercial activities. In January 2017, the Compensation Committee approved bonuses for Dr. Chin, Ms. Bevers and Dr. Sundlof of 110%, 125% and 70%, of their target amounts, respectively, based upon their respective 2016 performance adjusted for the performance of the Company and stock price. The actual award granted to each named executive officer under the 2016 cash bonus plan is set forth in our 2016 Summary Compensation Table above.
The following table sets forth stock options and restricted shares granted to our named executive officers in 2016:

Name	Number of Option Shares	Number of Restricted Shares
Richard Chin, M.D. President and Chief Executive Officer	197,771	—
Denise M. Bevers Chief Operating Officer	89,031	—
Stephen Sundlof, D.V.M., Ph.D. Executive Vice President, Regulatory Affairs and Quality and Chief Scientific Officer	59,031	—

Outstanding Equity Awards at 2016 Fiscal Year-End
The following table sets forth the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2016.

	OPTION AWARDS					STOCK AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Richard Chin, M.D.	2/4/13	400,000(1)	—	$0.36	2/4/23	—	—
	2/4/14	247,917(3)	102,083(3)	$16.52	2/4/24	—	—
	2/5/15	90,645(3)	107,126(3)	$6.46	2/5/25	—	—
	1/8/16	—	197,771(3)	$3.45	1/8/26
Denise M. Bevers	2/4/13	28,525(2)	—	$0.32	2/4/23	—	—
	5/9/13	49,613(2)	—	$0.32	5/9/23	—	—
	8/29/13	82,079(1)	14,013(1)	$1.37	8/29/23	—	—
	8/29/13	20,400(2)	—	$0.90	8/29/23	—	—
	2/3/14	53,125(3)	21,875(3)	$15.41	2/3/24	—	—
	1/26/15	28,286(3)	30,745(3)	$6.96	1/26/25	—	—
	1/8/16	—	59,031(3)	$3.45	1/8/26
	4/5/16	—	30,000(3)	$3.60	4/5/26
Stephen Sundlof, D.V.M., Ph.D.	8/29/13	41,667(1)	8,333(1)	$1.37	8/29/23	—	—
	11/11/13	38,542(3)	11,458(3)	$3.83	11/11/23	—	—
	2/3/14	53,125(3)	21,875(3)	$15.41	2/3/24	—	—
	1/26/15	28,286(3)	30,745(3)	$6.96	1/26/25	—	—
	1/8/16	—	59,031(3)	$3.45	1/8/26

(1)	The option vests and becomes exercisable as to 25% of the total number of option shares on the first anniversary of the date of employment and in equal monthly installments over the ensuing 36 months.

(2)	Represents options held by SD Scientific, Inc., which is co-owned by Ms. Bevers. See “Related Person Transactions.”

(3)	The option vests and becomes exercisable as to 25% of the total number of option shares on the first anniversary of the date of grant and in equal monthly installments over the ensuing 36 months.

Stock Options
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
Stock options and stock awards granted to our executive officers may be subject to accelerated vesting in certain circumstances. For additional discussion, please see “Executive Officer Employment Agreements” above.
Retirement Plans
We have established a 401(k) retirement savings plan that allows eligible employees to defer a portion of their compensation, within limits prescribed by the Internal Revenue Code, on a pre-tax basis through contributions to the plan. Our executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees generally. We may elect to match contributions made by participants in the 401(k) plan up to a specified percentage, and any matching contributions may, or may not be, fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan, and making matching contributions, may enhance our executive compensation package and afford appropriate incentives our employees, including our executive officers, consistent with the interests of our stockholders.
No Tax Gross-Ups
We do not make gross-up payments to cover our executive officers’ personal income taxes that may pertain to any of the compensation paid or provided by our company.
Equity Incentive Plans
2012 Equity Incentive Plan
The Kindred Biosciences, Inc. 2012 Equity Incentive Plan was terminated in May 2016 and replaced by the 2016 Equity Incentive Plan. All awards made under the 2012 Equity Incentive Plan shall remain subject to the terms of that plan.
2016 Equity Incentive Plan
General
The Kindred Biosciences, Inc. 2016 Equity Incentive Plan, which we refer to as the 2016 Plan, provides for awards of incentive stock options, non-statutory stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. Subject to the provisions of the 2016 Plan relating to adjustments upon changes in our common stock, an aggregate of 3,000,000 shares of common stock have been reserved for issuance under the 2016 Plan, including shares issued to date and shares underlying stock options granted to date.

Purpose
Our board adopted the 2016 Plan to provide a means by which our employees, directors and consultants may be given an opportunity to benefit from increases in the value of our common stock, to assist in attracting and retaining the services of such persons, to bind the interests of eligible recipients more closely to our company’s interests by offering them opportunities to acquire shares of our common stock and to afford such persons stock-based compensation opportunities that are competitive with those afforded by similar businesses. Our stockholders have approved the 2016 Plan at the annual meeting in May 2016.
Administration
Our Compensation Committee administers the 2016 Plan. Subject to the provisions of the 2016 Plan, the committee has the power to determine in its discretion: (i) To determine from time to time: (a) which of the persons eligible under the Plan shall be granted Awards; (b) when and how each Award shall be granted; (c) what type or combination of types of Awards shall be granted; (d) the provisions of each Award granted (which need not be identical), including the time or times when a person shall be permitted to receive cash or Common Stock pursuant to a Stock Award; (e) the number of shares of Common Stock with respect to which a Stock Award shall be granted to each such person; and (f) the Fair Market Value applicable to a Stock Award; (ii) To construe and interpret the Plan and Awards granted under it, and to establish, amend and revoke rules and regulations for its administration; the Board, in the exercise of this power, may correct any defect, omission or inconsistency in the Plan or in any Stock Award Agreement or in the written terms of a Performance Cash Award, in a manner and to the extent it shall deem necessary or expedient to make the Plan or Award fully effective; (iii) To settle all controversies regarding the Plan and Awards granted under it; (iv) To accelerate the time at which an Award may first be exercised or the time during which an Award or any part thereof will vest in accordance with the Plan, notwithstanding the provisions in the Award stating the time at which it may first be exercised or the time during which it will vest; (v) To amend, suspend or terminate the Plan at any time; provided that amendment, suspension or termination of the Plan shall not impair rights and obligations under any Award granted while the Plan is in effect except with the written consent of the affected Participant; (vi) To submit any amendment to the Plan for stockholder approval, including, but not limited to, amendments to the Plan intended to satisfy the requirements of (a) Section 162(m) of the Code regarding the exclusion of performance based compensation from the limit on corporate deductibility of compensation paid to Covered Employees, (b) Section 422 of the Code regarding “incentive stock options,” or (c) Rule 16b-3 under the Exchange Act; (vii) To approve forms of Award Agreements for use under the Plan and to amend the terms of any one or more Awards, including, but not limited to, amendments to provide terms more favorable to the Participant than previously provided in the Award Agreement, subject to any specified limits in the Plan that are not subject to Board discretion; provided, however, that except with respect to amendments that disqualify or impair the status of an Incentive Stock Option, a Participant’s rights under any Award shall not be impaired by any such amendment unless (a) the Company requests the consent of the affected Participant and (b) such Participant consents in writing; notwithstanding the foregoing, subject to the limitations of applicable law, if any, the Board may amend the terms of any one or more Awards without the affected Participant’s consent if necessary to maintain the qualified status of the Award as an Incentive Stock Option or to bring the Award into compliance with Section 409A of the Code; (viii) To exercise such powers and to perform such acts as the Board deems necessary or expedient to promote the best interests of the Company and that are not in conflict with the provisions of the Plan or Awards; and (ix) To adopt such procedures and sub-plans as are necessary or appropriate to permit participation in the Plan by Employees, Directors or Consultants who are foreign nationals or employed outside the United States.

As permitted by the 2016 Plan and the Delaware General Corporation Law, our board of directors has given our Chief Executive Officer the authority to grant options to purchase shares of our common stock to employees and non-executive officers, provided that no more than 250,000 total shares of common stock shall be issuable under options granted by the Chief Executive Officer during the 12-month period ending January 22, 2018 and each option grant must satisfy certain other requirements established by the board.
Eligibility
Incentive stock options may be granted under the 2016 Plan only to employees of our company and its affiliates. Employees, directors and consultants of our company and its affiliates are eligible to receive all other types of awards under the 2016 Plan.
Terms of Options and SARs
The exercise price of incentive stock options may not be less than the fair market value of our common stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The exercise price of nonstatutory options also may not be less than the fair market value of our common stock on the date of grant.
Options granted under the 2016 Plan may be exercisable in increments, or “vest,” as determined by our Compensation Committee. The committee has the power to accelerate the time as of which an option may vest or be exercised, with the consent of the optionee. The maximum term of options and SARs under the 2016 Plan is ten years, except that in certain cases the maximum term is five years. Options and SARs awarded under the 2016 Plan generally will terminate 90 days after termination of the participant’s service, subject to certain exceptions.
A recipient may not transfer an incentive stock option otherwise than by will or by the laws of descent and distribution. During the lifetime of the recipient, only the recipient may exercise an option or SAR. The committee may grant nonstatutory stock options and SARs that are transferable to the extent provided in the applicable written agreement.
Terms of Restricted Stock Awards
Our Compensation Committee may issue shares of restricted stock under the 2016 Plan as a grant or for such consideration, including services, and, subject to the Sarbanes-Oxley Act of 2002, promissory notes, as determined in its sole discretion.
Shares of restricted stock acquired under a restricted stock purchase or grant agreement may, but need not, be subject to forfeiture to us or other restrictions that will lapse in accordance with a vesting schedule to be determined by the committee. In the event a recipient’s employment or service with our company terminates, any or all of the shares of common stock held by such recipient that have not vested as of the date of termination under the terms of the restricted stock agreement may be forfeited to our company in accordance with such restricted stock agreement.
Rights to acquire shares of common stock under the restricted stock purchase or grant agreement shall be transferable by the recipient only upon such terms and conditions as are set forth in the restricted stock agreement, as the committee shall determine in its discretion, so long as shares of common stock awarded under the restricted stock agreement remain subject to the terms of such agreement.
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
Effect of Certain Corporate Events
Except as otherwise provided in the applicable agreement, in the event of (i) a liquidation or dissolution of our company, (ii) a merger or consolidation of our company with or into another corporation or entity (other than a merger with a wholly-owned subsidiary), or (iii) a sale of all or substantially all of the assets of our company in a single transaction or a series of related transactions, all options and SARs will terminate upon consummation of the transaction unless the Compensation Committee determines that they will survive. If the committee determines that outstanding options and SARs will survive, and if our company will not be the surviving entity in the transaction, the committee will provide that the outstanding options and SARs will be assumed or an equivalent option or SAR substituted by an applicable successor entity or any affiliate of the successor entity. If outstanding options and SARs are to terminate upon consummation of the corporate transaction, any options or SARs outstanding immediately prior to the consummation of the corporate transaction will be deemed fully vested and exercisable immediately prior to the consummation of the corporate transaction (provided that the option or SAR has not expired by its terms and that the grantee takes all steps necessary to exercise the option or SAR prior to the corporate transaction as required by the agreement evidencing the option or SAR).
Duration, Amendment and Termination
Our board may suspend or terminate the 2016 Plan without stockholder approval or ratification, subject to certain restrictions, at any time or from time to time. Unless sooner terminated, the 2016 Plan will terminate ten years from the date of its approval by our stockholders, or on May 23, 2026.
Our board may also amend the 2016 Plan at any time, and from time to time. However, except as relates to adjustments upon changes in common stock, no amendment will be effective unless approved by our stockholders to the extent stockholder approval is necessary to preserve incentive stock option treatment for federal income tax purposes. Our board may submit any other amendment to the 2016 Plan for stockholder approval in its discretion.
As of December 31, 2016, we have awarded or granted under the 2016 Plan options to purchase a total of 72,350 shares of our common stock and 2,927,650 shares of our common stock remain available for issuance under the 2016 Plan.
2014 Employee Stock Purchase Plan
Additional long-term equity incentives are provided through our 2014 Employee Stock Purchase Plan, or ESPP. The ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Under the ESPP, all of our employees and officers (other than 5% owners of our common stock) are eligible participants. The ESPP permits participants to purchase our common stock through payroll deductions of between 1% and 20% of the participant’s compensation, up to a maximum of 2,000 shares per purchase period. The ESPP contains consecutive offering periods of approximately six (6) months duration. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period.

2017 Base Salaries and Target Bonuses
Our Compensation Committee recently undertook a review of our compensation program for named executive officers. The Compensation Committee developed its determinations in consultation with Dr. Chin and based upon a survey of comparable companies by Radford, an Aon Hewitt company, and upon comparison with a comparable public company, Aratana Therapeutics. The changes included adjustments to our named executive officers’ base salaries as well as grants of equity incentive awards intended to reward performance while promoting the creation of long-term stockholder value.We have historically established base salaries for our named executive officers through negotiations with each named executive officer, generally at the time the named executive officer commenced employment with us, with the intent of providing base salaries at a level sufficient to attract and retain individuals with superior talent. As part of the January 23, 2017 compensation review, our compensation committee considered each named executive officer’s individual performance, tenure with the company and level and scope of responsibility and experience, as well as market pay practices. Based on the foregoing considerations, our compensation committee approved the following increases to our named executive officers’ base salaries effective as of January 1, 2017:

Name	2017 Base Salary ($)	2017 Target Bonus ($)
Richard Chin, M.D. President and Chief Executive Officer	$450,000	$225,000
Denise M. Bevers Chief Operating Officer	$370,000	$148,000
Stephen Sundlof, D.V.M., Ph.D. Executive Vice President of Regulatory Affairs and Quality and Chief Scientific Officer	$320,000	$96,000

2017 Equity Incentive Awards
Our board of directors and Compensation Committee believe that employees in a position to make a substantial contribution to the long-term success of our company should have a significant and ongoing stake in our success and that the size of such stake should reflect an employee’s ability to influence our long-term performance. Equity incentive awards not only compensate but also motivate and encourage retention of our named executive officers by providing an opportunity to participate in the ownership of the company while promoting long-term value creation for our stockholders by aligning the interests of named executive officers with the interests of our stockholders. As a result of the January 23, 2017 compensation review, our Compensation Committee approved grants of the following equity incentive awards to our named executive officers Dr. Chin, Ms. Bevers and Dr. Sundlof:

Name	Number of Option Shares	Number of Restricted Shares
Richard Chin, M.D. President and Chief Executive Officer	175,000	100,000
Denise M. Bevers Chief Operating Officer	100,000	100,000
Stephen Sundlof, D.V.M., Ph.D. Executive Vice President, Regulatory Affairs and Quality and Chief Scientific Officer	60,000	—
The options granted to our named executive officers have an exercise price per share equal to the closing market price of our common stock on the date of grant, which was $6.40 per share, and vest as to 25% of the total number of option shares on the first anniversary of the date of grant and in equal monthly installments over the ensuing 36 months. Restricted share awards vest 25% per year over four years.

Director Compensation
Our director compensation program is intended to enable us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders. Directors who are also employees of our company do not receive compensation for their service on our Board of Directors.
Non-employee directors do not receive cash for their services. Non-employee directors receive a retainer paid in stock options for service on the board of directors or for service on each committee of which the director is a member. The chairman of each committee receives a higher retainer for such service. The stock options vest quarterly over a period of one year measured from the date of grant. All options are granted with an exercise price equal to the fair market value of our common stock on the date of grant. The stock options awarded in 2016 to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member were as follows:

Name	Member Annual Grant	Chairman Annual Grant
Board of Directors	33,000
Audit Committee	2,750	2,750
Compensation Committee	2,750	2,750
Nominating and Corporate Governance Committee	2,750	2,750

Under our director compensation program the above number of option shares of our common stock upon commencing service on the board, which number of shares was pro-rated if a director commenced service on the board after January 1st of 2016. The 2017 grants have been increased.
In January 2016, we granted to each of Mr. Veszprémi and Dr. Townsend a stock option to purchase 44,000 shares of our common stock at an exercise price of $3.45 per share. Mr. Montgomery was appointed to our Board of Directors effective April 15, 2016. In April 2016, we granted Mr. Montgomery a stock option to purchase 27,500 shares of our common stock at an exercise price of $3.52 per share and in May 2016, we granted him another option to purchase 3,350 shares of our common stock at an exercise price of $4.14 per share.
The following table sets forth information regarding the compensation of our non-employee directors earned during 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Herbert Montgomery	—	—	$72,251	$72,251
Raymond Townsend, Pharm.D.	—	—	$98,554	$98,554
Ervin Veszprémi	—	—	$98,554	$98,554

(1)
Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718, excluding the effects of any estimated forfeitures. For additional information on the valuation assumptions, refer to the “Stock-based Compensation” and “Valuation Assumptions” under the “Notes to the Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) and unvested stock awards held as of December 31, 2016 by each non-employee director who was serving as of December 31, 2016:

Name	Options Outstanding at Fiscal Year End	Unvested Restricted Shares Outstanding at Fiscal Year End
Herbert Montgomery	30,850	—
Raymond Townsend, Pharm.D.	142,000	—
Ervin Veszprémi	183,500	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The table below sets forth certain information with respect to beneficial ownership of our securities as of April 21, 2017 by:

•	persons known by us to be the beneficial owners of more than 5% of our issued and outstanding common stock;

•	each of our named executive officers, directors and director nominees; and

•	all of our executive officers and directors as a group.
The number of shares beneficially owned by each stockholder is determined in accordance with SEC rules. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Percentage ownership is based on 23,021,073 shares of our common stock outstanding on April 21, 2017. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options, warrants or other rights held by such person that are currently convertible or exercisable or will become convertible or exercisable within 60 days of April 21, 2017 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.
Unless otherwise stated, the address of each 5% or greater beneficial holder is c/o Kindred Biosciences, Inc., 1555 Bayshore Highway, Suite 200, Burlingame, California 94010. We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name and Address of Beneficial Owner
	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers, Directors and Director Nominee
Richard Chin, M.D(1)	3,200,623	13.4%
Denise Bevers(2)	419,220	1.8%
Stephen Sundlof, D.V.M., Ph.D.(3)	214,136	*
Ervin Veszprémi(4)	194,725	*
Raymond Townsend, Pharm.D.(5)	163,975	*
Herbert Montgomery(6)	43,325	*
All executive officers and directors as a group (six persons)(7)	4,236,004	17.1%

5% or Greater Stockholders
Park West Asset Management LLC(8) 900 Larkspur Landing Circle, Suite 165 Larkspur, California 94939	3,964,138	17.2%
Ariel Investments LLC(9) 200 E. Randolph Street, Suite 2900 Chicago, Illinois 60601	2,976,322	12.9%
Dimensional Fund Advisors LP(10) Building One 6300 Bee Cave Road Austin, Texas, 78746	1,334,953	5.8%
Morgan Stanley(11) Morgan Stanley Capital Services LLC 1585 Broadway New York, NY 10036	1,934,934	8.4%

*	Less than 1%.

(1)
Includes 877,077 shares of common stock subject to stock options exercisable within 60 days of April 21, 2017 and 8,000 shares of common stock owned by Dr. Chin’s minor children who share his household. Dr. Chin disclaims beneficial ownership of the shares held by his minor children, except to the extent of his pecuniary interest therein.

(2)
Consists of 319,220 shares of common stock issuable upon exercise of stock options within 60 days of April 21, 2017 of which 98,538 are held by SD Scientific, Inc., a corporation in which Ms. Bevers is a co-director and co-stockholder and, as such, is deemed to beneficially own such shares.

(3)	Includes 209.509 shares of common stock subject to stock options exercisable within 60 days of April 21, 2017.

(4)	Consists of 194,725 shares of common stock issuable upon exercise of stock options within 60 days of April 21, 2017.

(5)	Includes 163,975 shares of common stock subject to stock options exercisable within 60 days of April 21, 2017.

(6)	Includes 43,325 shares of common stock subject to stock options exercisable within 60 days of April 21, 2017.

(7)	Includes 1,795,831 shares of common stock subject to stock options exercisable within 60 days of April 21 , 2017.

(8)
According to a report on Schedule 13G/A filed with the SEC on January 19, 2017, Park West Asset Management LLC (“PWAM”) is the investment manager to (a) Park West Investors Master Fund, Limited, a Cayman Islands exempted company (“PWIMF”), and (b) Park West Partners International, Limited, a Cayman Islands exempted company (“PWPI” and, collectively with PWIMF, the “PW Funds”). Peter S. Park is the sole member and manager of PWAM. As of January 13, 2017, PWIMF held 3,496,892 shares of common stock and PWPI held 467,246 shares of common stock of the Company. The 3,964,138 shares of common stock held in the aggregate by the PW Funds may be deemed to be beneficially owned (x) indirectly by PWAM, as the investment adviser to PWIMF and PWPI and (y) by Mr. Park, as the sole member and manager of PWAM.

(9)
According to a report on Schedule 13G/A filed with the SEC on April 10, 2017, the aggregate number of shares owned beneficially by Ariel Investments, LLC is 2,976,322, as of April 10, 2017, with shared voting power as to 2,223,678 shares, shared dispositive power as to 2,976,322 shares.

(10)
According to a report on Schedule 13G filed with the SEC on February 9, 2017, the aggregate number of shares owned beneficially by Dimensional Fund Advisors LP is 1,334,953, as of December 31, 2016, with sole voting power as to 1,328,942 shares, and sole dispositive power as to 1,334,953 shares. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(11)
According to a Schedule 13G/A filed with the SEC on February 13, 2017, Morgan Stanley ("MS") holds sole voting power of 1,777,254 shares, shared voting power of 154,628 shares and shared dispositive power of 1,934,934 shares. The 1,934,934 shares reported are owned, directly or indirectly, by MS and its subsidiary, Morgan Stanley Capital Services LLC.

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
The following summarizes transactions by us in which any of our directors, director nominees, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation” and “Director Compensation” above.
Transactions with Directors, Director Nominees and Officers
Denise Bevers has been our Chief Operating Officer since shortly after our inception. From August 2012 until June 30, 2013, SD Scientific, Inc., of which Ms. Bevers is the co-founder and a 50% stockholder, served as a consultant to our company. In consideration of consulting services rendered, we granted SD Scientific, Inc. in February 2013 options to purchase 28,525 shares of our common stock at an exercise price of $0.32 per share. In May 2013 and August 2013, respectively, we granted SD Scientific, Inc. additional stock options to purchase 49,613 shares of our common stock at an exercise price of $0.32 per share and 20,400 shares of our common stock at an exercise price $0.90 per share.

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
Policies and Procedures for Related Person Transactions
The Audit Committee of our board of directors has been delegated responsibility for reviewing and approving transactions between us and our directors, officers or beneficial owners of 5% or more of our voting securities or their respective affiliates. Such related person transactions include, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction.

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
 Fees Paid to the Independent Registered Public Accounting Firm
  The following table sets forth fees billed by KMJ Corbin & Company LLP, our principal accounting firm, for the years ended December 31, 2016 and 2015. All such fees have been approved by our Audit Committee.

	Year Ended December 31,
	2016	2015
Audit Fees	$104,069	$105,800
Audit Related Fees (1)	12,712	—
Tax Fees	10,963	13,111
All Other Fees	—	—
	$127,744	$118,911

(1)	Audit-Related Fees for the years ended December 31, 2016 consist of fees billed for assurance and related services in connection with our ATM financing.
Our board of directors established an Audit Committee in December 2013. The Audit Committee’s pre-approval policies and procedures and other protocols are discussed in its written charter which can be found at www.kindredbiosciences.com under the tab “Investors.”

Auditor Independence

In our fiscal year ended December 31, 2016, there were no other professional services provided by KMJ, other than those listed above, that would have required our Audit Committee to consider their compatibility with maintaining the independence of KMJ.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The exhibits listed in the Exhibit Index of the Original Filing and the additional exhibits listed in the Exhibit Index of this Amendment are filed with, or incorporated by reference, in this report.

ITEM 16.	FORM 10-K SUMMARY.
None.
EXHIBIT INDEX

Exhibit No.	Description
31.2	Section 302 Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a- 14(a)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDRED BIOSCIENCES, INC.

Date: April 26, 2017	By:	/s/ Richard Chin, M.D.
Richard Chin, M.D.
President and Chief Executive Officer