Form 10-Q
period 2017-03-31
Kindred Biosciences, Inc.
filed 2017-05-03
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of April 28, 2017, Kindred Biosciences, Inc. had outstanding 23,310,559 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,866	$6,687
Short-term investments	45,272	50,068
Other receivables	2,118	—
Prepaid expenses and other	1,156	1,282
Total current assets	68,412	58,037
Property and equipment, net	2,585	2,441
Long-term investments	3,005	1,052
Other assets	46	46
Total assets	$74,048	$61,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$994	$410
Accrued compensation	903	1,807
Accrued liabilities	950	1,650
Total current liabilities	2,847	3,867
Long-term liability	61	29
Total liabilities	2,908	3,896

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 23,179,228 and 19,916,290 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	158,763	138,810
Accumulated other comprehensive loss	(32)	(31)
Accumulated deficit	(87,593)	(81,101)
Total stockholders' equity	71,140	57,680
Total liabilities and stockholders' equity	$74,048	$61,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2017	2016
Operating expenses:
Research and development	$3,780	$3,437
General and administrative	2,843	2,020
Restructuring costs	—	655
Total operating expenses	6,623	6,112
Loss from operations	(6,623)	(6,112)
Interest and other income, net	131	52
Net loss	(6,492)	(6,060)
Change in unrealized gains (losses) on available-for-sale securities	(1)	68
Comprehensive loss	$(6,493)	$(5,992)

Net loss per share, basic and diluted	$(0.30)	$(0.31)
Weighted-average number of common shares outstanding, basic and diluted	21,516	19,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(6,492)	$(6,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,241	762
Depreciation and amortization expense	46	38
Amortization of premium on marketable securities	88	77
Changes in operating assets and liabilities:
Prepaid expenses and other	98	(150)
Accounts payable	726	117
Accrued liabilities and accrued compensation	(1,572)	(1,268)
Net cash used in operating activities	(5,865)	(6,484)
Cash Flows from Investing Activities
Purchase of investments	(16,356)	(33,673)
Sale of investments	1,600	—
Maturities of investments	17,510	30,440
Purchase of property and equipment	(332)	(664)
Net cash provided by (used in) investing activities	2,422	(3,897)
Cash Flows from Financing Activities
Exercise of stock options	76	—
Net proceeds from sale of common stock	16,546	—
Net cash provided by financing activities	16,622	—
Net change in cash and cash equivalents	13,179	(10,381)
Cash and cash equivalents at beginning of period	6,687	19,992
Cash and cash equivalents at end of period	$19,866	$9,611

Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment included in accounts payable and accrued liabilities	28	98
Proceeds due from sale of common stock	2,090	—

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
The accompanying unaudited interim condensed consolidated financial statements (“financial statements”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our annual report on Form 10-K as filed with the SEC on March 1, 2017. In the opinion of management, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included in these unaudited interim condensed consolidated financial statements.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned Subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Stock Offerings

In January 2015, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $150.0 million. On December 19, 2016, we entered into an At Market Issuance Sales Agreement ("Sales Agreement") with FBR Capital Markets & Co. ("FBR"), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $30.0 million, from time to time, through FBR as our sales agent. In conjunction with the Sales Agreement, FBR will receive compensation based on an aggregate of 3% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the Sales Agreement are deemed an “at-the-market” offering and would be made pursuant to the shelf registration statement on Form S-3. In the quarter ended March 31, 2017, we sold 2,990,604 shares through FBR under the Sales Agreement and received approximately $19,346,000 in gross proceeds. Net proceeds after deducting approximately $582,000 in commissions and approximately $128,000 in offering costs were approximately $18,636,000, of which $2,090,000 was recorded in accounts receivable at March 31, 2017 and received in April 2017. Subsequent to March 31, 2017 and through April 30, 2017, we sold an additional 91,811 shares under the Sales Agreement and received approximately $639,000 in net proceeds after deducting commissions, of which $60,000 was recorded in accounts receivable at April 30, 2017 and received in May 2017.

Liquidity
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and begin to commercialize any approved products. To date, we have been funded primarily through sales of our former convertible preferred stock, the sale of our common stock in our initial public offering in December 2013, the sale of our common stock in our April 2014 follow-on public offering and periodic sales of our common stock under the ATM in the first quarter of 2017. We believe that our cash, cash equivalents, short-term and long-term investments totaling $68,143,000 as of March 31, 2017, are sufficient to fund our planned operations for at least the next 24 months.
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

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes", requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the consolidated balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The update is effective for public business entities issuing consolidated financial statements for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted this standard as of March 31, 2017 and the adoption did not have a material impact on our condensed consolidated financial statements.

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
Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of March 31, 2017
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$3,763	$3,763	$—	$—
Commercial paper	15,296	—	15,296	—
Short-term investments:
U.S. treasury bonds	3,004	3,004	—	—
U.S. government agency notes	16,000	—	16,000	—
Commercial paper	5,413	—	5,413	—
Corporate notes	20,855	—	20,855	—
Long-term investments:
Corporate notes	3,005	—	3,005	—
	$67,336	$6,767	$60,569	$—

	Fair Value Measurements as of December 31, 2016
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$3,157	$3,157	$—	$—
Commercial paper	850	—	850	—
Short-term investments:
U.S. treasury bills	5,997	5,997	—	—
Commercial paper	4,228	—	4,228	—
U.S. government agency notes	13,550	—	13,550	—
U.S. treasury bonds and notes	11,015	11,015	—
Corporate notes	15,278	—	15,278	—
Long-term investments:
Corporate notes	1,052	—	1,052	—
	$55,127	$20,169	$34,958	$—
During the three months ended March 31, 2017, there were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy.
At March 31, 2017 and December 31, 2016, we did not have any financial liabilities which were measured at fair value on a recurring basis.

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

The fair value of available-for-sale investments by type of security at March 31, 2017 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agency notes	$16,009	$—	$(9)	$16,000
U.S. treasury bonds	3,005	—	(1)	3,004
Commercial paper	5,413	—	—	5,413
Corporate notes	20,875	1	(21)	20,855
	45,302	1	(31)	45,272
Long-term investments:
Corporate notes	3,007	1	(3)	3,005
Total available-for-sale investments	$48,309	$2	$(34)	$48,277

The fair value of available-for-sale investments by type of security at December 31, 2016 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$5,996	$1	$—	$5,997
Commercial paper	4,228	—	—	$4,228
U.S. government agency notes	13,552	1	(3)	13,550
U.S. treasury bonds and notes	11,015	1	(1)	11,015
Corporate notes	15,305	—	(27)	15,278
	50,096	3	(31)	50,068
Long-term investments:
Corporate notes	1,055	—	(3)	1,052
Total available-for-sale investments	$51,151	$3	$(34)	$51,120

4.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued consulting	$266	$106
Accrued research and development costs	509	1,390
Other expenses	154	124
Deferred rent	82	59
	1,011	1,679
Less current portion	(950)	(1,650)
Long-term liability (deferred rent)	$61	$29

5.    Stock-Based Awards and Common Stock
Common Stock
During the quarter ended March 31, 2017, we sold 2,990,604 shares of common stock under the Sales Agreement (see Note 1).
The table below shows the number of shares of common stock underlying options granted to employees, directors and consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

Stock Option Plan	Three months ended March 31,
	2017	2016
Shares underlying options granted	920,700	682,833
Weighted-average exercise price	$6.39	$3.39
Weighted average risk- free interest rate	1.98%	1.65%
Weighted average expected term (years)	6.0	6.1
Weighted average expected volatility	70%	82%
Expected dividend yield	—	—
Weighted-average grant date fair value per share	$4.04	$2.38
In May 2016, we adopted the 2016 Equity Incentive Plan (the “2016 Plan”), and reserved 3,000,000 shares of our common stock for issuance under the 2016 Plan. The 2016 Plan is the successor to our 2012 Equity Incentive Plan (the “2012 Plan”), which was retired on May 23, 2016 upon stockholders’ approval of our 2016 Plan. All awards made under the 2012 Plan shall remain subject to the terms of that plan. Options granted under the 2016 Plan may be either incentive stock options or nonstatutory stock options. The 2016 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The exercise price of a stock option may not be less than 100% of the closing price of our common stock on the date of the grant. If, at any time we grant an incentive stock option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of KindredBio stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of one or four years from the date of grant. Options granted under the 2016 Plan expire no later than 10 years from the date of grant. As of March 31, 2017, there were 993,050 option shares outstanding, 250,000 restricted stock awards issued but unvested, and 1,756,950 shares available for future grants under the 2016 Plan.

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

Stock Purchase Plan	Three months ended March 31,
	2017	2016
Weighted average risk-free interest rate	0.60%	0.42%
Weighted average expected term (years)	0.5	0.5
Weighted average expected volatility	74.2%	72.7%
Expected dividend yield	—	—
Weighted-average grant date fair value per share	$1.32	$1.28
We did not issue any common stock under the Stock Purchase Plan for the three months ended March 31, 2017. At March 31, 2017 and December 31, 2016, we had an outstanding liability of $71,000 and $17,000, respectively, which is included in accrued compensation on the condensed consolidated balance sheets, for employee contributions to the Stock Purchase Plan for shares pending issuance at the end of the next offering period.

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended March 31,
	2017	2016
Research and development	$409	$259
General and administrative	832	503
	$1,241	$762
We had an aggregate of approximately $7,812,000 of unrecognized stock-based compensation expense for options outstanding and the Stock Purchase Plan as of March 31, 2017 which is expected to be recognized over a weighted-average period of 2.5 years.
On January 23, 2017, we granted 250,000 shares of restricted stock awards to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. The total stock-based compensation expense related to these awards is $1,600,000. As of March 31, 2017, we have an aggregate of approximately $1,526,000 unrecognized stock-based compensation expense for restricted stock awards outstanding which is expected to be recognized over a weighted-average period of 3.8 years.
6.    Commitments and Contingencies
In April 2014, we entered into new non-cancellable operating leases for 2,145 square feet of laboratory space through May 2017 and 6,900 square feet of office space through November 2017. In January, August and November 2015, we amended our original operating lease for laboratory space to expand the facility with an additional 2,431 square feet, 131 square feet and 123 square feet, respectively, of manufacturing space through May 2017. In August 2015, we entered into a new non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019. In February and October 2016, we further amended our original operating lease for laboratory space to further expand the facility with an additional 3,599 square feet and 2,326 square feet, respectively, of laboratory space through May 2017. Commencing on June 1, 2017, the non-cancellable operating lease for the entire existing laboratory space of a total 10,755 square feet is extended for another 5 years through May 2022. In February 2017, we further amended the operating lease for laboratory space with an additional 721 square feet through May 2022. In April 2017, we renewed our headquarter office lease for 6,900 square feet of office space in Burlingame, California through November 30, 2020. In addition, we have three equipment leases expiring through 2020.

As of March 31, 2017 (including amendments entered into after period end), we are obligated to make minimum lease payments under non-cancelable operating leases as follows (in thousands):

Year ending December 31,	Lease Payments
2017 (remaining of year)	$538
2018	760
2019	756
2020	678
2021 and after	653
Total	$3,385
7.    Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2017	2016
Basic and diluted net loss per share:
Numerator:
Net loss	$(6,492)	$(6,060)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	21,516	19,836
Net loss per share, basic and diluted	$(0.30)	$(0.31)

There was no difference between the Company’s net loss and the net loss attributable to common stockholders for all periods presented.
Stock options to purchase 4,458,279 shares of common stock and 250,000 shares unvested restricted stock awards as of March 31, 2017, were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2017, because their effect was anti-dilutive.
Stock options to purchase 3,543,683 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2016, because their effect was anti-dilutive.
8.    Subsequent Event

On April 6, 2017, we renewed our headquarters office lease of 6,900 square feet in Burlingame, California for another 3 years from December 1, 2017 to November 30, 2020.

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

For a further description of these risks and uncertainties and other risks and uncertainties that we face, please see the “Risk Factors” sections that are contained in our filings with the U.S. Securities and Exchange Commission (the SEC), including the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 1, 2017, and any subsequent updates that may be contained in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our other Quarterly Reports on Form 10-Q filed with the SEC.  As a result of the risks and uncertainties described above and in our filings with the SEC, actual results may differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date of this report and we undertake no obligation to update or revise these statements, except as may be required by law.

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

Since the announcement of positive top lines results from our pivotal trial of the IV form of Zimeta (dipyrone injection) for the control of pyrexia (fever) in horses, we have submitted all major technical sections of the NADA to the FDA before the end of the first quarter of 2016. We have received the technical section complete letter for effectiveness from the FDA and responded to comments from the FDA regarding the CMC and safety technical section. We anticipate the approval of Zimeta including product launch in the second half of 2017, assuming that the FDA finds our responses acceptable.  The regulatory approval is expected, but is subject to the typical risks inherent in such a process. We have initiated pre-launch activities including build-out of a small commercial team, preparations for distribution and commercial scale-up and manufacturing.

We have also completed our formulation development of the oral gel form of Zimeta for the treatment of fever in horses. All clinical sites have been initiated for the pivotal effectiveness trial for the oral form of Zimeta (dipyrone oral gel) and patient enrollment has begun. The target animal safety study is expected to commence in the second quarter of 2017 as well. The oral gel form of dipyrone is expected to be an additional valuable tool for equine veterinarians to provide horse owners with an easy-to-administer fever reducing agent for the horse.

We announced positive topline results in May 2016 upon the successful completion of a pharmacokinetic study and a randomized, placebo-controlled pivotal study of Mirataz (mirtazapine transdermal ointment), formerly known as KIND-010, for the management of weight loss in cats. All major technical sections of the NADA have been filed. We have received the technical section complete letter for effectiveness from FDA, responded to comments from FDA regarding the CMC technical section, and are in the process of responding to comments from FDA on our safety technical section. Based on the feedback, we anticipate the approval of Mirataz in the second half of 2017, assuming the FDA finds the submissions acceptable, and the launch of the drug shortly after approval. The regulatory approval is expected, but is subject to the typical risks inherent in such a process.

We are currently developing KIND-014 for the treatment of equine gastric ulcers in horses, KIND-015 for the management of clinical signs associated with equine metabolic syndrome, epoCatTM (feline recombinant erythropoietin) for the control of non-regenerative anemia in cats and KIND-011, an anti-TNF monoclonal antibody targeting sick or septic foals. We expect to continue pilot field efficacy studies for the four product candidates in 2017. In addition to early stage pilot field studies of anti-cytokine antibodies for atopic dermatitis in dogs, we are also developing multiple other products, including interleukin antibodies and canine checkpoint inhibitors. In all, we have over 20 programs for various indications for dogs, cats, and horses.

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

We are an early stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred cumulative net losses of $87,593,000 through March 31, 2017. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings, including our initial public offering in December 2013 that provided us with net proceeds of $54,871,000 and a follow-on public offering in April 2014 that provided us with net proceeds of $58,065,000. In December 2016, we entered into an At Market Issuance, or ATM, Sales Agreement with FBR Capital Markets & Co., or FBR, which has provided us with net proceeds of $16,546,000, through sale of our common stock in the first quarter of 2017, after deducting commissions and offering costs (see Note 1). As of March 31, 2017, we had cash, cash equivalents and investments of $68,143,000.

For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates and begin to commercialize them if they are approved by the Center for Veterinary Medicine branch, or CVM, of the FDA, the U.S. Department of Agriculture, or USDA, or the European Medicines Agency, or EMA. If we are required to further fund our operations, we expect to do so through public or private equity offerings, debt financings, corporate collaborations and licensing arrangements. We cannot assure you that such funds will be available on terms favorable to us, if at all. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, we may never successfully complete development of, obtain adequate patent protection for, obtain necessary regulatory approval, or achieve commercial viability for any product candidate. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations, and we may be unable to continue as a going concern.

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
There have been no significant changes to our critical accounting policies since the beginning of our fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 1, 2017.

Results of Operations
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three months ended March 31,
	2017	2016
Operating expenses:
Research and development	$3,780	$3,437
General and administrative	2,843	2,020
Restructuring costs	—	655
Total operating expenses	6,623	6,112
Loss from operations	(6,623)	(6,112)
Interest and other income, net	131	52
Net loss	$(6,492)	$(6,060)

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
Research and development expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended March 31,
	2017	2016	% Change
Payroll and related	$1,454	$1,499	(3)%
Consulting	321	236	36%
Field trial costs, including materials	890	895	(1)%
Stock-based compensation	409	259	58%
Other	706	548	29%
	$3,780	$3,437	10%
During the three months ended March 31, 2017, research and development expense related primarily to advancing the development of Zimeta Oral, KIND-014, epoCat and KIND-015. We also increased our spending in biologics as we continue to advance additional potential candidates in our biologics program. In addition, we are building an in-house team to focus on setting-up a GMP manufacturing process for our potential biologic candidates.

Research and development expenses for the three months ended March 31, 2017, increased by 10% to $3,780,000 compared with $3,437,000 for the same period in 2016. The increase was primarily due to $150,000 higher stock-based compensation, additional $118,000 in biologics material and batch production and testing costs, and $85,000 higher consulting expenses. Outsourced research and development expenses related to Zimeta Oral and IV, KIND-014, epoCat, Mirataz, KIND-015 and other product development programs for the three months ended March 31, 2017 were $505,000, $119,000, $71,000, $67,000, $55,000 and $342,000, respectively. Outsourced research and development expense consists primarily of costs related to CMC, clinical trial costs and consulting.
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
General and Administrative Expense
General and administrative expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended March 31,
	2017	2016	% Change
Payroll and related	$836	$663	26%
Consulting, legal fees and professional services	391	241	62%
Stock-based compensation	832	503	65%
Corporate and marketing expenses	384	311	23%
Other	400	302	32%
	$2,843	$2,020	41%

General and administrative expenses for the three months ended March 31, 2017 increased by 41% to $2,843,000 compared with $2,020,000 for the same period in 2016. The $0.8 million increase was primarily due to a mix of higher stock-based compensation expense, payroll and related expenses due to salary increases, legal and professional fees, and marketing and travel expenses related to launch preparation of the Zimeta and Mirataz.
We expect general and administrative expense to increase going forward as we prepare for the commercial launches of Zimeta and Mirataz.
Restructuring costs
We have no further restructuring charge beyond the one-time charge of $655,000 recorded in the first quarter of 2016.

Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets.  Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of March 31, 2017, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in September 2012 through March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $87,593,000. In December 2013, we raised approximately $66.0 million, net of offering costs, primarily in connection with our initial public offering and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering). In April, 2014, we completed a follow-on public offering of common stock, resulting in net proceeds of approximately $58.1 million.  In the first quarter of 2017, we raised approximately $16,546,000 in net proceeds from sale of common stock under the ATM sales agreement, after deducting commissions and offering costs (see Note 1). As of March 31, 2017, we had cash, cash equivalents and investments of $68,143,000. We believe that our cash, cash equivalents and investments balances as of March 31, 2017, are sufficient to fund our planned operations for at least the next 24 months.

Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Three months ended March 31,
	2017	2016
	(In thousands)
Net cash used in operating activities	$(5,865)	$(6,484)
Net cash provided by (used in) investing activities	$2,422	$(3,897)
Net cash provided by financing activities	$16,622	$—
Net cash used in operating activities
During the three months ended March 31, 2017, net cash used in operating activities was $5,865,000. The net loss of $6,492,000 for the three months ended March 31, 2017 included non-cash charges of $1,241,000 for stock-based compensation expense, $88,000 for the amortization of premium on marketable securities and $46,000 for depreciation and amortization. Net cash used in operating activities was further impacted by changes in operating assets and liabilities of $748,000.
During the three months ended March 31, 2016, net cash used in operating activities was $6,484,000. Net cash used in operating activities resulted primarily from our net loss of $6,060,000, partially offset by non-cash, stock-based compensation of $762,000, depreciation and amortization of $38,000, amortization of premium on marketable securities of $77,000, and further impacted by changes in operating assets and liabilities of $1,301,000.
Net cash provided by (used in) investing activities
During the three months ended March 31, 2017, net cash provided by investing activities was $2,422,000, which resulted from proceeds from maturities of marketable securities of $17,510,000 and sales of investments of $1,600,000, offset by $16,356,000 related to the purchase of marketable securities and $332,000 related to purchases of property and equipment.
During the three months ended March 31, 2016, net cash used in investing activities was $3,897,000 and related to proceeds from maturities of marketable securities of $30,440,000, offset by the purchase of marketable securities of $33,673,000 and property and equipment of $664,000.
Net cash provided by financing activities
During the three months ended March 31, 2017, net cash provided by financing activities of $16,622,000 was related to net proceeds of $16,546,000 from the sale of common stock under our ATM sales agreement and $76,000 in proceeds from the purchase of common stock through exercise of stock options.
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
Contractual Obligations
In April 2014, we entered into non-cancelable operating leases for 2,145 square feet of laboratory space through May 2017 and 6,900 square feet of office space through November 2017. In January, August and November 2015, we amended our original operating lease for laboratory space to expand the facility with an additional 2,431 square feet, 131 square feet and 123 square feet, respectively, of manufacturing space through May 2017. In August 2015, we entered into a non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019. In February and October 2016, we further amended our original operating lease for laboratory space to further expand the facility with an additional 3,599 square feet and 2,326 square feet, respectively, of laboratory space through May 2017. Commencing on June 1, 2017, the non-cancellable operating lease for the entire existing laboratory space of a total 10,755 square feet is extended for another 5 years through May 2022. In February 2017, we further amended the operating lease for laboratory space with an additional 721 square feet through May 2022. In April 2017, we renewed our operating lease for 6,900 square feet of office space in Burlingame, California through November 30, 2020. In addition, we have three equipment leases expiring through 2020. Under the operating leases we are obligated to make minimum lease payments as of March 31, 2017 totaling $3,385,000 through May 2022, the timing of which is described in more detail in the notes to the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes", requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the consolidated balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The update is effective for public business entities issuing consolidated financial statements for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted this standard as of March 31, 2017 and the adoption did not have a material impact on our condensed consolidated financial statements.

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
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of March 31, 2017, our cash equivalents and investments are invested in money market funds, U.S. treasury bills, U.S. federal agency notes, corporate notes, commercial paper and U.S treasury bonds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017. There have been no material changes to those Risk Factors.
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
Date: May 3, 2017

Kindred Biosciences, Inc.

By:	/s/ Richard Chin
Richard Chin, M.D.
President and Chief Executive Officer and Interim Chief Financial Officer