Form 10-Q
period 2017-06-30
Kindred Biosciences, Inc.
filed 2017-08-07
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of July 31, 2017, Kindred Biosciences, Inc. had outstanding 27,837,813 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,853	$6,687
Short-term investments	36,692	50,068
Other receivables	492	—
Prepaid expenses and other	1,235	1,282
Total current assets	75,272	58,037
Property and equipment, net	2,553	2,441
Long-term investments	1,003	1,052
Other assets	49	46
Total assets	$78,877	$61,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$301	$410
Accrued compensation	1,208	1,807
Accrued liabilities	1,012	1,650
Total current liabilities	2,521	3,867
Long-term liability	87	29
Total liabilities	2,608	3,896

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,813,229 and 19,916,290 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	170,655	138,810
Accumulated other comprehensive loss	(28)	(31)
Accumulated deficit	(94,360)	(81,101)
Total stockholders' equity	76,269	57,680
Total liabilities and stockholders' equity	$78,877	$61,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$3,866	$3,161	$7,646	$6,598
General and administrative	3,056	1,865	5,899	3,885
Restructuring costs	—	—	—	655
Total operating expenses	6,922	5,026	13,545	11,138
Loss from operations	(6,922)	(5,026)	(13,545)	(11,138)
Interest and other income, net	155	79	286	131
Net loss	(6,767)	(4,947)	(13,259)	(11,007)
Change in unrealized gains (losses) on available-for-sale securities	4	15	3	83
Comprehensive loss	$(6,763)	$(4,932)	$(13,256)	$(10,924)

Net loss per share, basic and diluted	$(0.29)	$(0.25)	$(0.59)	$(0.55)
Weighted-average number of common shares outstanding, basic and diluted	23,409	19,865	22,467	19,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(13,259)	$(11,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,561	1,684
Depreciation and amortization expense	162	75
Loss on disposal of property and equipment	9	—
Amortization of premium on marketable securities	162	132
Changes in operating assets and liabilities:
Prepaid expenses and other	(328)	(187)
Accounts payable	515	(221)
Accrued liabilities and accrued compensation	(1,184)	(1,045)
Net cash used in operating activities	(11,362)	(10,569)
Cash Flows from Investing Activities
Purchase of investments	(24,976)	(47,201)
Sale of investments	2,896	—
Maturities of investments	35,346	54,563
Purchase of property and equipment	(902)	(832)
Net cash provided by investing activities	12,364	6,530
Cash Flows from Financing Activities
Exercise of stock options and purchase of ESPP shares	202	90
Net proceeds from sale of common stock	28,962	—
Net cash provided by financing activities	29,164	90
Net change in cash and cash equivalents	30,166	(3,949)
Cash and cash equivalents at beginning of period	6,687	19,992
Cash and cash equivalents at end of period	$36,853	$16,043

Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment included in accounts payable and accrued liabilities	50	98
Proceeds due from exercise of stock options	120	—

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
The accompanying unaudited interim condensed consolidated financial statements (“financial statements”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our annual report on Form 10-K as filed with the SEC on March 1, 2017. In the opinion of management, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included in these financial statements.

The accompanying financial statements include the accounts of the Company and its wholly owned Subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Stock Offerings

In January 2015, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $150.0 million. On December 19, 2016, we entered into an At Market Issuance Sales Agreement ("Sales Agreement") with FBR Capital Markets & Co. ("FBR"), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $30.0 million, from time to time, through FBR as our sales agent. In conjunction with the Sales Agreement, FBR will receive compensation based on an aggregate of 3% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the Sales Agreement are deemed an “at-the-market” offering and would be made pursuant to the shelf registration statement on Form S-3. During the six months ended June 30, 2017, we completed the sale of 4,501,985 shares of common stock under the Sales Agreement. Net proceeds, after deducting approximately $906,000 in commissions and fees and approximately $132,000 in offering costs, were approximately $28,962,000. On July 12, 2017, we completed an underwritten public offering of 3,000,000 shares of common stock at an offering price of $7.50 per share for total gross proceeds of $22,500,000. Net proceeds, after deducting underwriting commission and offering costs, were approximately $20,987,000.

Liquidity
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and begin to commercialize any approved products. To date, we have been funded primarily through sales of our former convertible preferred stock, the sale of our common stock in our initial public offering in December 2013, the sale of our common stock in our April 2014 follow-on public offering, periodic sales of our common stock under the ATM in the first half year of 2017 and the sale of our common stock in our July 2017 follow-on public offering. We believe that our cash, cash equivalents, short-term and long-term investments totaling $74,548,000 as of June 30, 2017, are sufficient to fund our planned operations through at least the next 24 months.
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
Recently Issued Accounting Pronouncements
In May 2014, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". This new standard will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, becomes effective in the first quarter of fiscal year 2018, but allows the adoption of the standard one year earlier if we so choose. The initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and we continue to assess all implications of this standard and related financial disclosures. Additionally, we continue to monitor modifications, clarifications, and interpretations issued by the FASB that may impact its assessment. We do not currently have and have never had any contracts that are within the scope of ASC 606, "Revenue from Contracts with Customers" or its predecessor guidance, ASC 605, "Revenue Recognition". Accordingly, based on our current assessment as of June 30, 2017, we do not believe adopting this guidance will have a material impact on our financial statements as we are not currently generating revenues.

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

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting”, which amends ASC Topic 718, “Compensation - Stock Compensation”. The ASU includes provisions intended to (1) provide clarity and (2) reduce diversity in practice and reduce cost and complexity when calculate stock compensation, on a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public business entities for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

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
Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of June 30, 2017
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$132	$132	$—	$—
US Treasury bills	1,400	1,400	—	—
Commercial paper	34,881	—	34,881	—
Short-term investments:
U.S. treasury bonds	10,690	—	10,690	—
U.S. government agency notes	999	999	—	—
Commercial paper	6,187	—	6,187	—
Corporate notes	18,816	—	18,816	—
Long-term investments:
Corporate notes	1,003	—	1,003	—
	$74,108	$2,531	$71,577	$—

	Fair Value Measurements as of December 31, 2016
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$3,157	$3,157	$—	$—
Commercial paper	850	—	850	—
Short-term investments:
U.S. treasury bills	5,997	5,997	—	—
Commercial paper	4,228	—	4,228	—
U.S. government agency notes	13,550	—	13,550	—
U.S. treasury bonds and notes	11,015	11,015	—
Corporate notes	15,278	—	15,278	—
Long-term investments:
Corporate notes	1,052	—	1,052	—
	$55,127	$20,169	$34,958	$—
During the six months ended June 30, 2017, there were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy.
At June 30, 2017 and December 31, 2016, we did not have any financial liabilities which were measured at fair value on a recurring basis.

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

The fair value of available-for-sale investments by type of security at June 30, 2017 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. government agency notes	$1,000	$—	$(1)	$999
U.S. treasury bonds	10,698	—	(8)	10,690
Commercial paper	6,187	—	—	6,187
Corporate notes	18,833	2	(19)	18,816
	36,718	2	(28)	36,692
Long-term investments:
Corporate notes	1,005	—	(2)	1,003
Total available-for-sale investments	$37,723	$2	$(30)	$37,695

The fair value of available-for-sale investments by type of security at December 31, 2016 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$5,996	$1	$—	$5,997
Commercial paper	4,228	—	—	$4,228
U.S. government agency notes	13,552	1	(3)	13,550
U.S. treasury bonds and notes	11,015	1	(1)	11,015
Corporate notes	15,305	—	(27)	15,278
	50,096	3	(31)	50,068
Long-term investments:
Corporate notes	1,055	—	(3)	1,052
Total available-for-sale investments	$51,151	$3	$(34)	$51,120

4.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued consulting	$238	$106
Accrued research and development costs	599	1,390
Other expenses	177	124
Deferred rent	85	59
	1,099	1,679
Less current portion	(1,012)	(1,650)
Long-term liability (deferred rent)	$87	$29

5.    Common Stock and Stock-Based Awards
Common Stock
During the six months ended June 30, 2017, we sold 4,501,985 shares of common stock under the Sales Agreement (see Note 1).
Stock-Based Awards
The table below shows the number of shares of common stock underlying options granted to employees, directors and consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

Stock Option Plan	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Shares underlying options granted	84,000	88,350	1,004,700	771,183
Weighted-average exercise price	$6.90	$3.58	$6.44	$3.41
Weighted average risk- free interest rate	1.89%	1.31%	1.97%	1.60%
Weighted average expected term (years)	6.1	5.9	6.0	6.3
Weighted average expected volatility	68%	82%	70%	83%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$4.29	$2.48	$4.06	$2.39
In May 2016, we adopted the 2016 Equity Incentive Plan (the “2016 Plan”), and reserved 3,000,000 shares of our common stock for issuance under the 2016 Plan. The 2016 Plan is the successor to our 2012 Equity Incentive Plan (the “2012 Plan”), which was retired on May 23, 2016 upon stockholders’ approval of our 2016 Plan. All awards made under the 2012 Plan shall remain subject to the terms of that plan. Options granted under the 2016 Plan may be either incentive stock options or nonstatutory stock options. The 2016 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The exercise price of a stock option may not be less than 100% of the closing price of our common stock on the date of the grant. If, at any time we grant an incentive stock option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of KindredBio stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of one or four years from the date of grant. Options granted under the 2016 Plan expire no later than 10 years from the date of grant. As of June 30, 2017, there were 1,067,050 option shares outstanding, 250,000 restricted stock awards issued but unvested, and 1,682,950 shares available for future grants under the 2016 Plan.

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

Stock Purchase Plan	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Weighted average risk-free interest rate	1.07%	0.49%	0.84%	0.46%
Weighted average expected term (years)	0.5	0.5	0.5	0.5
Weighted average expected volatility	54.5%	106%	64.4%	89%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$1.96	$1.64	$1.64	$1.46
Under the Stock Purchase Plan, employees purchased 22,455 shares of common stock for $77,000 during the three months ended June 30, 2017. At June 30, 2017 and December 31, 2016, we had an outstanding liability of $23,000 and $17,000, respectively, which is included in accrued compensation on the condensed consolidated balance sheets, for employee contributions to the Stock Purchase Plan for shares pending issuance at the end of the next offering period.

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Research and development	$433	$393	$842	$652
General and administrative	887	529	1,719	1,032
	$1,320	$922	$2,561	$1,684
We had an aggregate of approximately $6,990,000 of unrecognized stock-based compensation expense for options outstanding and the Stock Purchase Plan as of June 30, 2017 which is expected to be recognized over a weighted-average period of 2.5 years.
On January 23, 2017, we granted 250,000 shares of restricted stock awards to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. The total stock-based compensation expense related to these awards is $1,600,000. As of June 30, 2017, we have an aggregate of approximately $1,426,000 unrecognized stock-based compensation expense for restricted stock awards outstanding which is expected to be recognized over a weighted-average period of 3.6 years.
6.    Commitments and Contingencies
In April 2014, we entered into new non-cancellable operating leases for 2,145 square feet of laboratory space through May 2017 and 6,900 square feet of office space through November 2017. In January, August and November 2015, we amended our original operating lease for laboratory space to expand the facility with an additional 2,431 square feet, 131 square feet and 123 square feet, respectively, of manufacturing space through May 2017. In August 2015, we entered into a new non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019. In February and October 2016, we further amended our original operating lease for laboratory space to further expand the facility with an additional 3,599 square feet and 2,326 square feet, respectively, of laboratory space through May 2017. Commencing on June 1, 2017, the non-cancellable operating lease for the entire existing laboratory space of a total 10,755 square feet is extended for another 5 years through May 2022. In February 2017, we further amended the operating lease for laboratory space with an additional 721 square feet through May 2022.  In April 2017, we renewed our headquarters office lease for 6,900 square feet of office space in Burlingame, California through November 30, 2020 and in June 2017, we amended the lease with an additional 1,190 square feet of office space through November 30, 2020. In addition, we have three equipment leases expiring through 2020.

As of June 30, 2017 (including amendments entered into after period end), we are obligated to make minimum lease payments under non-cancelable operating leases as follows (in thousands):

Year ending December 31,	Lease Payments
2017 (remaining of year)	$387
2018	810
2019	808
2020	724
2021 and after	653
Total	$3,382
7.    Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic and diluted net loss per share:
Numerator:
Net loss	$(6,767)	$(4,947)	$(13,259)	$(11,007)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	23,409	19,865	22,467	19,851
Net loss per share, basic and diluted	$(0.29)	$(0.25)	$(0.59)	$(0.55)

There was no difference between the Company’s net loss and the net loss attributable to common stockholders for all periods presented.
Stock options to purchase 4,432,114 shares of common stock and 250,000 shares unvested restricted stock awards as of June 30, 2017, were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2017, because their effect was anti-dilutive.
Stock options to purchase 3,536,632 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2016, because their effect was anti-dilutive.
8.    Subsequent Events

On July 12, 2017, we completed an underwritten public offering of 3,000,000 shares of common stock at an offering price of $7.50 per share for total gross proceeds of $22,500,000. Net proceeds, after deducting underwriting commissions and offering costs, were approximately $20,987,000.

On June 21, 2017, we entered into a purchase agreement with Strategic Veterinary Pharmaceuticals, Inc. ("SVP") for the purchase of an approximately 180,000 sq. ft. biologics plant ("the Plant") with clean rooms, utility, equipment, and related quality documentation suitable for small molecule and biologics manufacturing, that is located in Elwood, Kansas. The purchase agreement is subject to the satisfaction of certain conditions described therein, KindredBio shall pay a purchase price of $3,750,000 to purchase the Plant, which includes approximately eight acres of land located at 1411 Oak Street, Elwood, Kansas, all improvements located at the Plant, and all personal property and intangible property owned by SVP and located at the Plant or used in connection with the operation of the Plant. We closed escrow on August 7, 2017 upon completion of the diligence period and satisfactions of the conditions of escrow.

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

Overview
We are a pre-commercialization stage biopharmaceutical company focused on saving and improving the lives of pets. Our mission is to bring to our pets the same kinds of safe and effective medicines that our human family members enjoy. Our core strategy is to identify compounds and targets that have already demonstrated safety and efficacy in humans and to develop therapeutics based on these validated compounds and targets for pets, primarily dogs, cats and horses. We believe this approach will lead to shorter development times and higher approval rates than pursuing new, non-validated compounds and targets. We have submitted all major technical sections of the New Animal Drug Application, or NADA, to the Food and Drug Administration, or FDA, for two product candidates. In addition, we have multiple other product candidates, including several biologics, in various stages of development. We believe there are significant unmet medical needs for pets, and that the pet therapeutics segment of the animal health industry is likely to grow substantially as new therapeutics are identified, developed and marketed specifically for pets.

Since the announcement of positive top lines results from our pivotal trial of the IV form of Zimeta (dipyrone injection) for the control of pyrexia (fever) in horses, we have submitted all major technical sections of the NADA to the FDA before the end of the first quarter of 2016. We have received the technical section complete letter for effectiveness from the FDA and responded to comments from the FDA regarding the CMC and safety technical section. We currently anticipate the approval of Zimeta either in the latter half of 2017 or in early 2018, depending upon the FDA review timelines. The change in timing, should it occur, is due to a revision of the proposed labeling. Assuming that the FDA finds our responses acceptable, the regulatory approval is expected, but is subject to the typical risks inherent in such a process. We have initiated pre-launch activities including build-out of a small commercial team, preparations for distribution and commercial scale-up and manufacturing. In addition, we executed a commercial manufacturing agreement with Corden Pharma S.p.A for the manufacture of Zimeta for an initial 3-year term with an automatic renewal period of 2-years upon the conclusion of the initial term.

We have also completed our formulation development of the oral gel form of Zimeta for the treatment of fever in horses. All clinical sites have been initiated for the pivotal effectiveness trial for the oral form of Zimeta (dipyrone oral gel) and are halfway through patient enrollment. We have initiated the target animal safety study as well. The oral gel form of dipyrone is expected to be an additional valuable tool for equine veterinarians to provide horse owners with an easy-to-administer fever reducing agent for the horse.

We announced positive topline results in May 2016 upon the successful completion of a pharmacokinetic study and a randomized, placebo-controlled pivotal study of Mirataz (mirtazapine transdermal ointment), formerly known as KIND-010, for the management of weight loss in cats. All major technical sections of the NADA have been filed. We have received the technical section complete letter for effectiveness from FDA, responded to comments from FDA regarding the CMC technical section and the safety technical section. In addition, we submitted a formal non-rolling NADA and expect a standard six-month review by the FDA. Based on the feedback, we anticipate the approval of Mirataz before the end of 2017, assuming the FDA finds the submissions acceptable, and the launch of the drug shortly after approval. The regulatory approval is expected, but is subject to the typical risks inherent in such a process.

We are currently developing KIND-014 for the treatment of equine gastric ulcers in horses, KIND-015 for the management of clinical signs associated with equine metabolic syndrome, epoCatTM (feline recombinant erythropoietin) for the control of non-regenerative anemia in cats and KIND-011, an anti-TNF monoclonal antibody targeting sick or septic foals. We expect to continue pilot field efficacy studies for the four product candidates in 2017. In addition, the initial pilot safety and PK studies of anti-IL31, anti-IL17 and SINK for atopic dermatitis in dogs has been completed and all molecules were well-tolerated. We plan on initiating additional pilot efficacy studies shortly. We are also developing multiple other products, including interleukin antibodies and canine checkpoint inhibitors. In all, we have over 20 programs for various indications for dogs, cats, and horses.

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

We have constructed a Good Manufacturing Practice, or GMP, biologics manufacturing plant in Burlingame, California, and the facility is currently undergoing dynamic testing. In June 2017, we announced the acquisition of a 180,000 square feet manufacturing facility in Elwood, Kansas. The facility includes clean rooms, utility, equipment and related quality documentation suitable for small molecule and biologics manufacturing. We completed the diligence period, conditions of escrow were satisfied and escrow was closed on the facility on August 7, 2017.

We are a pre-commercialization stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred cumulative net losses of $94,360,000 through June 30, 2017. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings, including our initial public offering in December 2013 that provided us with net proceeds of $54,871,000 and a follow-on public offering in April 2014 that provided us with net proceeds of $58,065,000. In December 2016, we entered into an At Market Issuance, or ATM, Sales Agreement with FBR Capital Markets & Co., or FBR, for the sale of our common stock from time to time with an aggregate offering price of up to $30,000,000. During the six months ended June 30, 2017, we completed the sale of 4,501,985 shares of common stock under the ATM that provided us with net proceeds of $28,962,000, after deducting commissions and offering costs (see Note 1). As of June 30, 2017, we had cash, cash equivalents and investments of $74,548,000.

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

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenue, costs and expenses and related disclosures during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no significant changes to our critical accounting policies since the beginning of our fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 1, 2017.

Results of Operations
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$3,866	$3,161	$7,646	$6,598
General and administrative	3,056	1,865	5,899	3,885
Restructuring costs	—	—	—	655
Total operating expenses	6,922	5,026	13,545	11,138
Loss from operations	(6,922)	(5,026)	(13,545)	(11,138)
Interest and other income, net	155	79	286	131
Net loss	$(6,767)	$(4,947)	$(13,259)	$(11,007)

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
Research and development expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended June 30,		%	Six months ended June 30,		%
	2017	2016	Change	2017	2016	Change
Payroll and related	$1,421	$1,437	(1)%	$2,875	$2,936	(2)%
Consulting	344	294	17%	665	530	25%
Field trial costs, including materials	817	382	114%	1,707	1,277	34%
Stock-based compensation	433	393	10%	842	652	29%
Other	851	655	30%	1,557	1,203	29%
	$3,866	$3,161	22%	$7,646	$6,598	16%
During the three and six months ended June 30, 2017, research and development expense related primarily to advancing the development of Zimeta Oral, KIND-014, KIND-015, epoCat and KIND-011. We also increased our spending in biologics as we continue to advance additional potential candidates in our biologics program. In addition, we are building an in-house team to focus on setting-up a GMP manufacturing process for our potential biologic candidates.

Research and development expenses for the three months ended June 30, 2017, increased by 22% to $3,866,000 compared with $3,161,000 for the same period in 2016. The increase was partially due to $485,000 in clinical trial and material costs including consulting costs related to Zimeta Oral pivotal study, and pilot studies and formulation development work related to KIND-014, KIND-015, epoCat and KIND-011. Travel, lab supplies, rent and depreciation expenses of approximately $194,000 in total also contributed to the increase in expenses. Outsourced research and development expenses related to Zimeta Oral and IV, KIND-014, KIND-015, epoCat and other product development programs for the three months ended June 30, 2017 were $328,000, $153,000, $65,000, $30,000 and $397,000, respectively. Outsourced research and development expense consists primarily of costs related to CMC, clinical trial costs and consulting.
Research and development expenses for the six months ended June 30, 2017 increased by 16% to $7,646,000 compared with $6,598,000 for the same period in 2016. The increase was due in part to $565,000 in field trial and material costs including consulting costs related Zimeta Oral pivotal study and formulation and analytical development work related to KIND-014 and KIND-015. In addition, the increase was also due to $190,000 in stock based compensation expense and $302,000 related to travel, depreciation and biologics manufacturing expenses.
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
General and Administrative Expense
General and administrative expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended June 30,		%	Six months ended June 30,		%
	2017	2016	Change	2017	2016	Change
Payroll and related	$997	$449	122%	$1,833	$1,112	65%
Consulting, legal fees and professional services	407	234	74%	798	475	68%
Stock-based compensation	887	529	68%	1,719	1,032	67%
Corporate and marketing expenses	360	422	(15)%	744	733	2%
Other	405	231	75%	805	533	51%
	$3,056	$1,865	64%	$5,899	$3,885	52%

General and administrative expenses for the three and six months ended June 30, 2017 increased by 64% or $1,191,000 and 52% or $2,014,000, respectively, when compared to the same periods in 2016. The increase was due to higher payroll and related expenses due to headcount increases as we begin to expand our commercial organization, higher stock-based compensation expense as well as legal and consulting fees, and travel expenses related to launch preparation of the Zimeta and Mirataz.
We expect general and administrative expense to increase going forward as we prepare for the commercial launches of Zimeta and Mirataz.
Restructuring costs
We have no further restructuring charge beyond the one-time charge of $655,000 recorded in the first quarter of 2016.

Interest and Other Income, Net

The increase of approximately $76,000 and $155,000 in interest income for the three and six months in 2017 compared to 2016 is due to higher cash equivalent and investment balances as a result of the $29.0 million net proceeds from sale of common stock under the ATM sales agreement.

Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets.  Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of June 30, 2017, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in September 2012 through June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $94,360,000. In December 2013, we raised approximately $66.0 million, net of offering costs, primarily in connection with our initial public offering and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering). In April 2014, we completed a follow-on public offering of common stock, resulting in net proceeds of approximately $58.1 million.  In the first six months of 2017, we raised approximately $28,962,000 in net proceeds from sale of common stock under the ATM sales agreement, after deducting commission and offering costs (see Note 1). As of June 30, 2017, we had cash, cash equivalents and investments of $74,548,000. We believe that our cash, cash equivalents and investments balances as of June 30, 2017, are sufficient to fund our planned operations through at least the next 24 months.

Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Six months ended June 30,
	2017	2016
	(In thousands)
Net cash used in operating activities	$(11,362)	$(10,569)
Net cash provided by investing activities	$12,364	$6,530
Net cash provided by financing activities	$29,164	$90
Net cash used in operating activities
During the six months ended June 30, 2017, net cash used in operating activities was $11,362,000. The net loss of $13,259,000 for the six months ended June 30, 2017 included non-cash charges of $2,561,000 for stock-based compensation expense, $162,000 for the amortization of premium on marketable securities and $162,000 for depreciation and amortization. Net cash used in operating activities was further impacted by changes in operating assets and liabilities of $997,000.
During the six months ended June 30, 2016, net cash used in operating activities was $10,569,000. Net cash used in operating activities resulted primarily from our net loss of $11,007,000, partially offset by non-cash, stock-based compensation of $1,684,000, depreciation and amortization of $75,000, and amortization of premium on marketable securities of $132,000. Net cash used was further impacted by changes in operating assets and liabilities of $1,453,000.
Net cash provided by investing activities
During the six months ended June 30, 2017, net cash provided by investing activities was $12,364,000, which resulted from proceeds from maturities of marketable securities of $35,346,000 and sales of investments of $2,896,000, offset by $24,976,000 related to the purchase of marketable securities and $902,000 related to purchases of property and equipment.
During the six months ended June 30, 2016, net cash provided by investing activities was $6,530,000, primarily due to proceeds from maturities of marketable securities of $54,563,000, offset by the purchase of marketable securities of $47,201,000 and property and equipment of $832,000.
Net cash provided by financing activities
During the six months ended June 30, 2017, net cash provided by financing activities of $29,164,000 was related to net proceeds of $28,962,000 from the sale of common stock under our ATM sales agreement and $202,000 in proceeds from the purchase of common stock through exercise of stock options as well as the Employee Stock Purchase Program.
During the six months ended June 30, 2016, net cash provided by financing activities of $90,000 was proceeds from the purchase of common stock through our Employee Stock Purchase Program and exercise of stock options.
Future Funding Requirements
We anticipate that we will continue to incur losses for the next several years due to expenses relating to:

•	pivotal trials of our product candidates;

•	toxicology (target animal safety) studies for our product candidates;

•	small molecule manufacturing;

•	establishment of biologics manufacturing capability in Kansas; and

•	commercialization of one or more of our product candidates, if approved.

We believe our existing cash, cash equivalents and investments will be sufficient to fund our operating plan through at least the next 24 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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

Contractual Obligations
In April 2014, we entered into non-cancelable operating leases for 2,145 square feet of laboratory space through May 2017 and 6,900 square feet of office space through November 2017. In January, August and November 2015, we amended our original operating lease for laboratory space to expand the facility with an additional 2,431 square feet, 131 square feet and 123 square feet, respectively, of manufacturing space through May 2017. In August 2015, we entered into a non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019. In February and October 2016, we further amended our original operating lease for laboratory space to further expand the facility with an additional 3,599 square feet and 2,326 square feet, respectively, of laboratory space through May 2017. Commencing on June 1, 2017, the non-cancellable operating lease for the entire existing laboratory space of a total 10,755 square feet is extended for another 5 years through May 2022. In February 2017, we further amended the operating lease for laboratory space with an additional 721 square feet through May 2022. In April 2017, we renewed our operating lease for 6,900 square feet of office space in Burlingame, California through November 30, 2020 and in June 2017, we amended the lease with an additional 1,190 square feet of office space through November 30, 2020. In addition, we have three equipment leases expiring through 2020. Under the operating leases we are obligated to make minimum lease payments as of June 30, 2017 totaling $3,382,000 through May 2022, the timing of which is described in more detail in the notes to the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recently Issued Accounting Pronouncements
In May 2014, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". This new standard will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, becomes effective in the first quarter of fiscal year 2018, but allows the adoption of the standard one year earlier if we so choose. The initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and we continue to assess all implications of this standard and related financial disclosures. Additionally, we continue to monitor modifications, clarifications, and interpretations issued by the FASB that may impact its assessment. We do not currently have and have never had any contracts that are within the scope of ASC 606, "Revenue from Contracts with Customers" or its predecessor guidance, ASC 605, "Revenue Recognition". Accordingly, based on our current assessment as of June 30, 2017, we do not believe adopting this guidance will have a material impact on our financial statements as we are not currently generating revenues.

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

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting”, which amends ASC Topic 718, “Compensation - Stock Compensation”. The ASU includes provisions intended to (1) provide clarity and (2) reduce diversity in practice and reduce cost and complexity when calculate stock compensation, on a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public business entities for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

We do not believe there are any other recently issued standards not yet effective that will have a material impact on our financial statements when the standards become effective.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments.
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of June 30, 2017, our cash equivalents and investments are invested in money market funds, U.S. treasury bills, U.S. federal agency notes, corporate notes, commercial paper and U.S treasury bonds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
We do not currently have exposure to foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officers have concluded, that, as of the end of the period covered by this report:
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
3.1
Certificate of Designations of Series A Preferred Stock of Kindred Biosciences, Inc. previously filed on May 19, 2017 as an exhibit to Registrant’s Report on Form 8-K and incorporated herein by reference.

4.1
Rights Agreement, dated as of May 19, 2017, between Kindred Biosciences, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent previously filed on May 19, 2017 as an exhibit to Registrant’s Report on Form 8-K and incorporated herein by reference.

10.1
Amendment No. 3 dated May 19, 2017 to Employment Agreement between Kindred Biosciences, Inc. and Denise Bevers, dated June 20, 2013 (as amended by Amendment No. 1 dated November 11, 2013 and Amendment No. 2 dated June 4, 2015) previously filed on May 19, 2017 as an exhibit to Registrant’s Report on Form 8-K and incorporated herein by reference.

10.2
Commercial Manufacture and Supply Agreement between Kindred Biosciences, Inc. and Corden Pharma S.p.A dated June 21, 2017 previously filed on June 26, 2017 as an exhibit to Registrant’s Report on Form 8-K and incorporated herein by reference.

10.3
Purchase Agreement between Kindred Biosciences, Inc. and Strategic Veterinary Pharmaceuticals, Inc. dated June 21, 2017 previously filed on June 26, 2017 as an exhibit to Registrant’s Report on Form 8-K and incorporated herein by reference.

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2017

Kindred Biosciences, Inc.

By:	/s/ Wendy Wee
Wendy Wee
Chief Financial Officer
(Principal Financial and Accounting Officer)