Form 10-Q
period 2017-09-30
Kindred Biosciences, Inc.
filed 2017-11-07
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of October 31, 2017, Kindred Biosciences, Inc. had outstanding 28,158,532 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,626	$6,687
Short-term investments	42,678	50,068
Prepaid expenses and other	911	1,282
Total current assets	87,215	58,037
Property and equipment, net	6,382	2,441
Long-term investments	3,010	1,052
Other assets	49	46
Total assets	$96,656	$61,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$398	$410
Accrued compensation	1,610	1,807
Accrued liabilities	1,627	1,650
Total current liabilities	3,635	3,867
Long-term liability	90	29
Total liabilities	3,725	3,896

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,153,594 and 19,916,290 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3	2
Additional paid-in capital	195,194	138,810
Accumulated other comprehensive loss	(16)	(31)
Accumulated deficit	(102,250)	(81,101)
Total stockholders' equity	92,931	57,680
Total liabilities and stockholders' equity	$96,656	$61,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$4,877	$3,754	$12,523	$10,352
General and administrative	3,269	2,022	9,168	5,907
Restructuring costs	—	—	—	655
Total operating expenses	8,146	5,776	21,691	16,914
Loss from operations	(8,146)	(5,776)	(21,691)	(16,914)
Interest and other income, net	256	93	542	224
Net loss	(7,890)	(5,683)	(21,149)	(16,690)
Change in unrealized gains (losses) on available-for-sale securities	13	(21)	16	62
Comprehensive loss	$(7,877)	$(5,704)	$(21,133)	$(16,628)

Net loss per share, basic and diluted	$(0.29)	$(0.29)	$(0.88)	$(0.84)
Weighted-average number of common shares outstanding, basic and diluted	27,400	19,891	24,130	19,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(21,149)	$(16,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,877	2,699
Depreciation and amortization expense	295	115
Loss on disposal of property and equipment	9	—
Amortization of premium on marketable securities	174	199
Changes in operating assets and liabilities:
Prepaid expenses and other	368	(175)
Accounts payable	340	141
Accrued liabilities and accrued compensation	(8)	(553)
Net cash used in operating activities	(16,094)	(14,264)
Cash Flows from Investing Activities
Purchase of investments	(46,888)	(61,482)
Sale of investments	2,896	—
Maturities of investments	49,265	69,813
Purchase of property and equipment	(4,748)	(838)
Net cash provided by investing activities	525	7,493
Cash Flows from Financing Activities
Exercise of stock options and purchase of ESPP shares	348	90
Net proceeds from sale of common stock	52,160	—
Net cash provided by financing activities	52,508	90
Net change in cash and cash equivalents	36,939	(6,681)
Cash and cash equivalents at beginning of period	6,687	19,992
Cash and cash equivalents at end of period	$43,626	$13,311

Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment included in accounts payable and accrued liabilities	165	96

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
We are a pre-commercialization biopharmaceutical company focused on saving and improving the lives of pets. Our activities since inception have consisted principally of raising capital, establishing facilities, recruiting management and technical staff and performing research and development and advancing our product candidates seeking regulatory approval. Our headquarters are located in Burlingame, California.
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

Stock Offerings

In January 2015, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $150.0 million. On December 19, 2016, we entered into an At Market Issuance Sales Agreement ("Sales Agreement") with FBR Capital Markets & Co. ("FBR"), pursuant to which we were able to issue and sell shares of our common stock having an aggregate offering price up to $30.0 million, from time to time, through FBR as our sales agent. In conjunction with the Sales Agreement, FBR would receive compensation based on an aggregate of 3% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the Sales Agreement were deemed an “at-the-market” offering and would be made pursuant to the shelf registration statement on Form S-3. During the six months ended June 30, 2017, we completed the sale of 4,501,985 shares of common stock under the Sales Agreement. Net proceeds, after deducting approximately $906,000 in commissions and fees and approximately $132,000 in offering costs, were approximately $28,962,000. On July 12, 2017, we completed an underwritten public offering of 3,000,000 shares of common stock at an offering price of $7.50 per share for total gross proceeds of $22,500,000. On August 11, 2017, we completed the closing of the exercise of the underwriter's option to purchase an additional 314,000 shares of common stock at the public offering price of $7.50 per share, resulting in additional gross proceeds of $2,355,000. After giving effect to the exercise of the over-allotment option, the total number of shares sold by us in the public offering increased to 3,314,000 shares and gross proceeds increased to $24,855,000. Net proceeds, after deducting underwriting commission and offering costs, were approximately $23,198,000.

Property, Plant and Equipment

On June 21, 2017, we entered into a purchase agreement with Strategic Veterinary Pharmaceuticals, Inc. ("SVP") for the purchase of an approximately 180,000 sq. ft. biologics plant ("the Plant") with clean rooms, utility, equipment, and related quality documentation suitable for small molecule and biologics manufacturing, that is located in Elwood, Kansas. The purchase was finalized on August 7, 2017 upon completion of the diligence period and satisfaction of the conditions of escrow. The Plant was purchased for $3,750,000, which includes approximately eight acres of land located at 1411 Oak Street, Elwood, Kansas, all improvements located at the Plant, and all personal property and intangible property owned by SVP and located at the Plant or used in connection with the operation of the Plant.

Property and equipment are stated at cost less accumulated depreciation and amortization. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to five years for furniture, fixtures, lab and computer equipment and software, and fifteen to thirty-nine years for land improvements and real property. Land and assets held within construction in progress are not depreciated. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for their intended use. Expenditures for repairs and maintenance of assets are charged to expense as incurred. We amortize leasehold improvements using the straight-line method over the estimated useful lives of the respective assets or the lease term, whichever is shorter. Upon retirement or sale, the cost and related accumulated depreciation and amortization of assets disposed of are removed from the accounts and any resulting gain or loss is included in other income/expense.

Liquidity
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and begin to commercialize any approved products. To date, we have been funded primarily through sales of our former convertible preferred stock, the sale of our common stock in our initial public offering in December 2013, the sale of our common stock in our April 2014 follow-on public offering, periodic sales of our common stock under the ATM in the first half year of 2017 and the sale of our common stock in a follow-on public offering in the third quarter of 2017. We believe that our cash, cash equivalents, short-term and long-term investments totaling $89,314,000 as of September 30, 2017, are sufficient to fund our planned operations through at least the next 24 months.
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
Use of Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of stock-based awards, the realization of deferred tax assets, the recoverability of long-lived assets and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.
Comprehensive Loss
Our comprehensive loss includes the change in unrealized gains or losses on available-for-sale securities. The cumulative amount of gains or losses are reflected as a separate component of stockholders' equity in the condensed consolidated balance sheets as accumulated other comprehensive income (loss).

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". This new standard will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, becomes effective in the first quarter of fiscal year 2018, but allows the adoption of the standard one year earlier if we so choose. The initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and we continue to assess all implications of this standard and related financial disclosures. Additionally, we continue to monitor modifications, clarifications, and interpretations issued by the FASB that may impact its assessment. We do not currently have and have never had any contracts that are within the scope of ASC 606, "Revenue from Contracts with Customers" or its predecessor guidance, ASC 605, "Revenue Recognition". Accordingly, based on our current assessment as of September 30, 2017, we do not believe adopting this guidance will have a material impact on our financial statements as we are not currently generating revenues.

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
Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of September 30, 2017
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$976	$976	$—	$—
US Treasury bills	6,499	6,499	—	—
Commercial paper	33,592	—	33,592	—
Corporate notes	2,000	—	2,000	—
Short-term investments:
U.S. treasury bonds	6,066	—	6,066	—
U.S. government agency notes	1,000	1,000	—	—
Commercial paper	19,343	—	19,343	—
Corporate notes	16,269	—	16,269	—
Long-term investments:
Corporate notes	3,010	—	3,010	—
	$88,755	$8,475	$80,280	$—

	Fair Value Measurements as of December 31, 2016
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$3,157	$3,157	$—	$—
Commercial paper	850	—	850	—
Short-term investments:
U.S. treasury bills	5,997	5,997	—	—
Commercial paper	4,228	—	4,228	—
U.S. government agency notes	13,550	—	13,550	—
U.S. treasury bonds and notes	11,015	11,015	—
Corporate notes	15,278	—	15,278	—
Long-term investments:
Corporate notes	1,052	—	1,052	—
	$55,127	$20,169	$34,958	$—
During the nine months ended September 30, 2017, there were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy.
At September 30, 2017 and December 31, 2016, we did not have any financial liabilities which were measured at fair value on a recurring basis.

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

The fair value of available-for-sale investments by type of security at September 30, 2017 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	19,343	—	—	19,343
U.S. government agency notes	1,000	—	—	1,000
U.S. treasury bonds	6,069	—	(3)	6,066
Corporate notes	16,278	2	(11)	16,269
	42,690	2	(14)	42,678
Long-term investments:
Corporate notes	3,014	—	(4)	3,010
Total available-for-sale investments	$45,704	$2	$(18)	$45,688

The fair value of available-for-sale investments by type of security at December 31, 2016 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$5,996	$1	$—	$5,997
Commercial paper	4,228	—	—	$4,228
U.S. government agency notes	13,552	1	(3)	13,550
U.S. treasury bonds and notes	11,015	1	(1)	11,015
Corporate notes	15,305	—	(27)	15,278
	50,096	3	(31)	50,068
Long-term investments:
Corporate notes	1,055	—	(3)	1,052
Total available-for-sale investments	$51,151	$3	$(34)	$51,120

4.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued consulting	$286	$106
Accrued research and development costs	1,088	1,390
Other expenses	259	124
Deferred rent	84	59
	1,717	1,679
Less current portion	(1,627)	(1,650)
Long-term liability (deferred rent)	$90	$29

5.    Common Stock and Stock-Based Awards
Common Stock
During the six months ended June 30, 2017, we sold 4,501,985 shares of common stock under the Sales Agreement and in the third quarter of 2017, we sold 3,314,000 shares of common stock in a follow-on public offering (see Note 1).
Stock-Based Awards
The table below shows the number of shares of common stock underlying options granted to employees, directors and consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

Stock Option Plan	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Shares underlying options granted	143,500	62,000	1,148,200	833,183
Weighted-average exercise price	$7.49	$3.94	$6.57	$3.45
Weighted average risk- free interest rate	1.97%	1.22%	1.97%	1.57%
Weighted average expected term (years)	6.6	6.3	6.0	6.3
Weighted average expected volatility	74%	87%	71%	83%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$5.09	$2.88	$4.19	$2.42
In May 2016, we adopted the 2016 Equity Incentive Plan (the “2016 Plan”), and reserved 3,000,000 shares of our common stock for issuance under the 2016 Plan. The 2016 Plan is the successor to our 2012 Equity Incentive Plan (the “2012 Plan”), which was retired on May 23, 2016 upon stockholders’ approval of our 2016 Plan. All awards made under the 2012 Plan shall remain subject to the terms of that plan. Options granted under the 2016 Plan may be either incentive stock options or nonstatutory stock options. The 2016 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The exercise price of a stock option may not be less than 100% of the closing price of our common stock on the date of the grant. If, at any time we grant an incentive stock option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of KindredBio stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of one or four years from the date of grant. Options granted under the 2016 Plan expire no later than 10 years from the date of grant. As of September 30, 2017, there were 1,206,050 option shares outstanding, 250,000 restricted stock awards issued but unvested, and 1,543,950 shares available for future grants under the 2016 Plan.

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

Stock Purchase Plan	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Weighted average risk-free interest rate	1.07%	0.49%	0.84%	0.46%
Weighted average expected term (years)	0.5	0.5	0.5	0.5
Weighted average expected volatility	54%	106%	64%	89%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$1.96	$1.64	$1.64	$1.46
Under the Stock Purchase Plan, employees purchased 22,455 shares of common stock for $77,000 during the three months ended June 30, 2017. At September 30, 2017 and December 31, 2016, we had an outstanding liability of $89,000 and $17,000, respectively, which is included in accrued compensation on the condensed consolidated balance sheets, for employee contributions to the Stock Purchase Plan for shares pending issuance at the end of the next offering period.

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Research and development	$410	$411	$1,252	$1,063
General and administrative	906	604	2,625	1,636
	$1,316	$1,015	$3,877	$2,699
We had an aggregate of approximately $6,432,000 of unrecognized stock-based compensation expense for options outstanding and the Stock Purchase Plan as of September 30, 2017 which is expected to be recognized over a weighted-average period of 2.5 years.
On January 23, 2017, we granted 250,000 shares of restricted stock awards to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. The total stock-based compensation expense related to these awards is $1,600,000. As of September 30, 2017, we have an aggregate of approximately $1,325,000 unrecognized stock-based compensation expense for restricted stock awards outstanding which is expected to be recognized over a weighted-average period of 3.3 years.

6.    Commitments and Contingencies
In April 2014, we entered into new non-cancellable operating leases for 2,145 square feet of laboratory space through May 2017 and 6,900 square feet of office space through November 2017. In January, August and November 2015, we amended our original operating lease for laboratory space to expand the facility with an additional 2,431 square feet, 131 square feet and 123 square feet, respectively, of manufacturing space through May 2017. In August 2015, we entered into a new non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019. In February and October 2016, we further amended our original operating lease for laboratory space to further expand the facility with an additional 3,599 square feet and 2,326 square feet, respectively, of laboratory space through May 2017. Commencing on June 1, 2017, the non-cancellable operating lease for the entire existing laboratory space of a total 10,755 square feet was extended for another 5 years through May 2022. In February 2017, we further amended the operating lease for laboratory space with an additional 721 square feet through May 2022.  In April 2017, we renewed our headquarters office lease for 6,900 square feet of office space in Burlingame, California through November 30, 2020 and in June 2017, we amended the lease with an additional 1,190 square feet of office space through November 30, 2020. In addition, we have three equipment leases expiring through 2020.

As of September 30, 2017 (including amendments entered into after period end), we are obligated to make minimum lease payments under non-cancelable operating leases as follows (in thousands):

Year ending December 31,	Lease Payments
2017 (remaining of year)	$195
2018	810
2019	808
2020	724
2021 and after	653
Total	$3,190
7.    Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic and diluted net loss per share:
Numerator:
Net loss	$(7,890)	$(5,683)	$(21,149)	$(16,690)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	27,400	19,891	24,130	19,864
Net loss per share, basic and diluted	$(0.29)	$(0.29)	$(0.88)	$(0.84)

There was no difference between the Company’s net loss and the net loss attributable to common stockholders for all periods presented.
Stock options to purchase 4,538,079 shares of common stock and 250,000 shares unvested restricted stock awards as of September 30, 2017, were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2017, because their effect was anti-dilutive.
Stock options to purchase 3,573,955 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2016, because their effect was anti-dilutive.

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

Since the announcement of positive top line results from our pivotal trial of the IV form of Zimeta (dipyrone injection) for the control of pyrexia (fever) in horses, we submitted all major technical sections of the NADA to the FDA before the end of the first quarter of 2016. We have received the technical section complete letter for effectiveness from the FDA and responded to comments from the FDA regarding the CMC and safety technical section. We currently anticipate the approval of Zimeta in the first or second quarter of 2018, with product launch shortly after approval. Regulatory approval is expected, but is subject to the typical risks inherent in such a process. We have initiated pre-launch activities including build-out of a small commercial team, preparations for distribution and commercial scale-up and manufacturing. In addition, we executed a commercial manufacturing agreement with Corden Pharma S.p.A for the manufacture of Zimeta for an initial 3-year term with an automatic renewal period of 2-years upon the conclusion of the initial term.

We have also completed our formulation development of the oral gel form of Zimeta for the treatment of fever in horses. The pivotal effectiveness trial for the oral form of Zimeta (dipyrone oral gel) initiated in the first quarter of 2017 is ongoing and enrollment is nearly complete. We have completed the in-life portion of the target animal safety study, or TASS, and expect to have a histopathology report by the end of the year. The oral gel form of dipyrone is expected to be an additional valuable tool for equine veterinarians to provide horse owners with an easy-to-administer fever reducing agent for the horse.

We announced positive topline results in May 2016 upon the successful completion of a pharmacokinetic study and a randomized, placebo-controlled pivotal study of Mirataz (mirtazapine transdermal ointment), formerly known as KIND-010, for the management of weight loss in cats. All major technical sections of the NADA have been filed. In addition, we submitted a formal non-rolling NADA and expect a standard six-month review by the FDA. We are in label negotiations with the FDA, and based on the feedback to-date, anticipate the approval of Mirataz in the first quarter or second quarter of 2018, and the launch of the drug shortly after approval. The regulatory approval is expected, but is subject to the typical risks inherent in such a process. In addition, we executed a commercial manufacturing agreement with DPT Laboratories, Ltd. for the manufacture of Mirataz for an initial five-year term with an automatic renewal period of two years upon the conclusion of the initial term.

The pilot field efficacy study of KIND-011, an anti-TNF monoclonal antibody targeting sick or septic foals has been completed. The study consisted of two phases, an initial non-randomized phase that enrolled 5 foals into the active arm, followed by a randomized, controlled, double-blind phase that enrolled 6 foals into the placebo arm and 8 foals into the active arm. The foals enrolled in the active arm were pooled for analysis with survival as the primary endpoint. Results from the study yielded a statistically significant difference (p=0.0293) according to Kaplan-Meier analysis. Sepsis in foals can cause up to 50% mortality and is an unmet medical need. We plan to discuss the development plan with the FDA and will pursue additional development of the indication.

We are currently developing KIND-014 for the treatment of equine gastric ulcers in horses, KIND-015 for the management of clinical signs associated with equine metabolic syndrome and epoCatTM (feline recombinant erythropoietin) for the control of non-regenerative anemia in cats. We expect to continue pilot field efficacy studies for these three product candidates. In addition, the development of anti-IL31, anti-IL17 and SINK for atopic dermatitis in dogs remain on track and we plan on initiating additional pilot efficacy studies shortly. We are also developing multiple other products, including interleukin antibodies and canine checkpoint inhibitors. In all, we have over 20 programs for various indications for dogs, cats, and horses.

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

We have constructed a Good Manufacturing Practice, or GMP, biologics manufacturing plant in Burlingame, California, and expect to have the dynamic testing completed by the end of 2017. In addition, we have initiated the design and construction of biologics manufacturing lines in the Elwood, Kansas facility we recently acquired. The facility includes approximately 180,000 square feet with clean rooms, utility, equipment and related quality documentation suitable for small molecule and biologics manufacturing.

We are a pre-commercialization stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred cumulative net losses of $102,250,000 through September 30, 2017. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings, including our initial public offering in December 2013 that provided us with net proceeds of $54,871,000 and a follow-on public offering in April 2014 that provided us with net proceeds of $58,065,000. In December 2016, we entered into an At Market Issuance, or ATM, Sales Agreement with FBR Capital Markets & Co., or FBR, for the sale of our common stock from time to time with an aggregate offering price of up to $30,000,000. During the six months ended June 30, 2017, we completed the sale of 4,501,985 shares of common stock under the ATM that provided us with net proceeds of $28,962,000, after deducting commissions and offering costs. On July 12, 2017, we completed an underwritten public offering of 3,000,000 shares of common stock at an offering price of $7.50 per share and on August 11, 2017, we completed the closing of the exercise of the underwriter's option to purchase additional 314,000 shares. After giving effect to the exercise of the over-allotment option, the total number of shares sold by us in the public offering was 3,314,000 shares with gross proceeds of $24,855,000. Net proceeds, after deducting underwriting commission and offering costs, were approximately $23,198,000 (See Note 1). As of September 30, 2017, we had cash, cash equivalents and investments of $89,314,000.

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
Results of Operations
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$4,877	$3,754	$12,523	$10,352
General and administrative	3,269	2,022	9,168	5,907
Restructuring costs	—	—	—	655
Total operating expenses	8,146	5,776	21,691	16,914
Loss from operations	(8,146)	(5,776)	(21,691)	(16,914)
Interest and other income, net	256	93	542	224
Net loss	$(7,890)	$(5,683)	$(21,149)	$(16,690)

Revenue
We do not have any products approved for sale, have not generated any revenue since our inception. If our development efforts result in clinical success and regulatory approval or collaboration agreements with third parties for any of our product candidates, we may generate revenue from those product candidates. We currently have two product candidates under regulatory review and anticipate FDA approvals and subsequent commercial launches in the first half of 2018.
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
Research and development expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended September 30,		%	Nine months ended September 30,		%
	2017	2016	Change	2017	2016	Change
Payroll and related	$1,543	$1,472	5%	$4,418	$4,408	—%
Consulting	541	333	62%	1,206	863	40%
Field trial costs, including materials	1,090	1,010	8%	2,797	2,287	22%
Stock-based compensation	410	411	—%	1,252	1,063	18%
Other	1,293	528	145%	2,850	1,731	65%
	$4,877	$3,754	30%	$12,523	$10,352	21%

During the three and nine months ended September 30, 2017, research and development expense related primarily to advancing the development of Zimeta Oral, KIND-014, KIND-015, epoCat and KIND-011. We also increased our spending in biologics as we continue to advance additional potential candidates in our biologics program. In addition, we are building an in-house team to focus on setting-up a GMP manufacturing process for our potential biologic candidates.
Research and development expenses for the three months ended September 30, 2017, increased by 30% to $4,877,000 compared with $3,754,000 for the same period in 2016. The increase was partially due to $288,000 increased consulting and clinical trial costs related to Zimeta Oral pivotal study, and pilot studies related to KIND-014, KIND-015, epoCat and KIND-011. Research fees, travel, supplies, depreciation rent and other facility expenses of approximately $498,000 in total also contributed to the increase in expenses. In addition, our biologics cell line development and production increased by $236,000 over the same period in 2016. Outsourced research and development expenses related to Zimeta Oral and IV, KIND-014, KIND-015, epoCat and other product development programs for the three months ended September 30, 2017 were $619,000, $178,000, $49,000, $124,000 and $344,000, respectively. Outsourced research and development expense consists primarily of costs related to CMC, clinical trial costs and consulting.
Research and development expenses for the nine months ended September 30, 2017 increased by 21% to $12,523,000 compared with $10,352,000 for the same period in 2016. The increase was due in part to $853,000 in field trial and material costs including consulting costs related Zimeta Oral pivotal study and formulation and analytical development work related to KIND-014 and KIND-015. In addition, the increase was also due to $189,000 in stock based compensation expense, $706,000 related to travel, supplies, depreciation rent and other facility expenses and an increase of $362,000 related to biologics cell line development and production.
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
General and Administrative Expense
General and administrative expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended September 30,		%	Nine months ended September 30,		%
	2017	2016	Change	2017	2016	Change
Payroll and related	$1,007	$571	76%	$2,840	$1,683	69%
Consulting, legal fees and professional services	402	221	82%	1,200	696	72%
Stock-based compensation	906	604	50%	2,625	1,636	60%
Corporate and marketing expenses	572	334	71%	1,316	1,067	23%
Other	382	292	31%	1,187	825	44%
	$3,269	$2,022	62%	$9,168	$5,907	55%

General and administrative expenses for the three and nine months ended September 30, 2017 increased by 62% or $1,247,000 and 55% or $3,261,000, respectively, when compared to the same periods in 2016. The increase was due to higher payroll and related expenses due to headcount increases as we begin to expand our commercial organization, higher stock-based compensation expense as well as legal and consulting fees, and marketing and travel expenses related to launch preparation of the Zimeta and Mirataz.
We expect general and administrative expense to increase going forward as we prepare for the commercial launches of Zimeta and Mirataz.

Restructuring costs
We have no further restructuring charge beyond the one-time charge of $655,000 recorded in the first quarter of 2016.

Interest and Other Income, Net

The increase of approximately $163,000 and $318,000 in interest income for the three and nine months in 2017 compared to 2016 is due to higher cash equivalent and investment balances as a result of the $52 million net proceeds from sale of common stock under the ATM sales agreement and the follow-on public offering.

Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets.  Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of September 30, 2017, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in September 2012 through September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $102,250,000. In December 2013, we raised approximately $66.0 million, net of offering costs, primarily in connection with our initial public offering and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering). In April 2014, we completed a follow-on public offering of common stock, resulting in net proceeds of approximately $58.1 million.  In the first six months of 2017, we raised approximately $28,962,000 in net proceeds from sale of common stock under the ATM sales agreement, after deducting commission and offering costs. On July 12, 2017, we completed an underwritten public offering of 3,000,000 shares of common stock at an offering price of $7.50 per share and on August 11, 2017, we completed the closing of the exercise of the underwriter's option to purchase additional 314,000 shares. After giving effect to the exercise of the over-allotment option, the total number of shares sold by us in the public offering was 3,314,000 shares with gross proceeds of $24,855,000. Net proceeds, after deducting underwriting commission and offering costs, were approximately $23,198,000 (See Note 1). As of September 30, 2017, we had cash, cash equivalents and investments of $89,314,000. We believe that our cash, cash equivalents and investments balances as of September 30, 2017, are sufficient to fund our planned operations through at least the next 24 months.

Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Nine months ended September 30,
	2017	2016
	(In thousands)
Net cash used in operating activities	$(16,094)	$(14,264)
Net cash provided by investing activities	$525	$7,493
Net cash provided by financing activities	$52,508	$90
Net cash used in operating activities
During the nine months ended September 30, 2017, net cash used in operating activities was $16,094,000. The net loss of $21,149,000 for the nine months ended September 30, 2017 included non-cash charges of $3,877,000 for stock-based compensation expense, $174,000 for the amortization of premium on marketable securities and $295,000 for depreciation and amortization. Net cash used in operating activities was further impacted by changes in operating assets and liabilities of $700,000.

During the nine months ended September 30, 2016, net cash used in operating activities was $14,264,000. Net cash used in operating activities resulted primarily from our net loss of $16,690,000, partially offset by non-cash, stock-based compensation of $2,699,000, depreciation and amortization of $115,000, and amortization of premium on marketable securities of $199,000. Net cash used was further impacted by changes in operating assets and liabilities of $587,000.
Net cash provided by investing activities
During the nine months ended September 30, 2017, net cash provided by investing activities was $525,000, which resulted from proceeds from maturities of marketable securities of $49,265,000 and sales of investments of $2,896,000, offset by $46,888,000 related to the purchase of marketable securities and $4,748,000 related to purchases of plant, property and equipment.
During the nine months ended September 30, 2016, net cash provided by investing activities was $7,493,000, primarily due to proceeds from maturities of marketable securities of $69,813,000, offset by the purchase of marketable securities of $61,482,000 and property and equipment of $838,000.
Net cash provided by financing activities
During the nine months ended September 30, 2017, net cash provided by financing activities of $52,508,000 was related to net proceeds of $52,160,000 from the sale of common stock under our ATM sales agreement and follow-on public offering, and $348,000 in proceeds from the purchase of common stock through exercise of stock options as well as the Employee Stock Purchase Program.
During the nine months ended September 30, 2016, net cash provided by financing activities of $90,000 was proceeds from the purchase of common stock through our Employee Stock Purchase Program and exercise of stock options.
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
Our future capital requirements depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching and developing our current or future product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;

•	the number and characteristics of the product candidates we pursue;

•	the cost of manufacturing our current and future product candidates and any products we successfully commercialize, including the cost of building internal biologics manufacturing capacity;

•	the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.
Contractual Obligations
In April 2014, we entered into non-cancelable operating leases for 2,145 square feet of laboratory space through May 2017 and 6,900 square feet of office space through November 2017. In January, August and November 2015, we amended our original operating lease for laboratory space to expand the facility with an additional 2,431 square feet, 131 square feet and 123 square feet, respectively, of manufacturing space through May 2017. In August 2015, we entered into a non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019. In February and October 2016, we further amended our original operating lease for laboratory space to further expand the facility with an additional 3,599 square feet and 2,326 square feet, respectively, of laboratory space through May 2017. Commencing on June 1, 2017, the non-cancellable operating lease for the entire existing laboratory space of a total 10,755 square feet was extended for another 5 years through May 2022. In February 2017, we further amended the operating lease for laboratory space with an additional 721 square feet through May 2022. In April 2017, we renewed our operating lease for 6,900 square feet of office space in Burlingame, California through November 30, 2020 and in June 2017, we amended the lease with an additional 1,190 square feet of office space through November 30, 2020. In addition, we have three equipment leases expiring through 2020. Under the operating leases we are obligated to make minimum lease payments as of September 30, 2017 totaling $3,190,000 through May 2022, the timing of which is described in more detail in the notes to the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". This new standard will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, becomes effective in the first quarter of fiscal year 2018, but allows the adoption of the standard one year earlier if we so choose. The initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and we continue to assess all implications of this standard and related financial disclosures. Additionally, we continue to monitor modifications, clarifications, and interpretations issued by the FASB that may impact its assessment. We do not currently have and have never had any contracts that are within the scope of ASC 606, "Revenue from Contracts with Customers" or its predecessor guidance, ASC 605, "Revenue Recognition". Accordingly, based on our current assessment as of September 30, 2017, we do not believe adopting this guidance will have a material impact on our financial statements as we are not currently generating revenues.

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
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of September 30, 2017, our cash equivalents and investments are invested in money market funds, U.S. treasury bills, U.S. federal agency notes, corporate notes, commercial paper and U.S treasury bonds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Commercial Manufacture and Supply Agreement between Kindred Biosciences, Inc. and DPT Laboratories, Ltd. dated November 6, 2017 previously filed on November 6, 2017 as an exhibit to Registrant’s Report on Form 8-K and incorporated herein by reference.

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
Date: November 7, 2017

Kindred Biosciences, Inc.

By:	/s/ Wendy Wee
Wendy Wee
Chief Financial Officer
(Principal Financial and Accounting Officer)