Form 10-K
period 2017-12-31
Kindred Biosciences, Inc.
filed 2018-03-01
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
(650) 701-7901
Registrant’s telephone number:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
	(Do not check if a smaller reporting company)		Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $158.3 million.

The outstanding number of shares of the registrant’s common stock as of February 28, 2018 was 28,189,081.

Certain portions of the registrant’s Proxy Statement for the 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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
Overview
We are a pre-commercialization biopharmaceutical company focused on saving and improving the lives of pets. Our mission is to bring to our pets the same kinds of safe and effective medicines that our human family members enjoy. Our core strategy is to identify compounds and targets that have already demonstrated safety and efficacy in humans and to develop therapeutics based on these validated compounds and targets for pets, primarily dogs, cats and horses. We believe this approach will lead to shorter development times and higher approval rates than pursuing new, non-validated compounds and targets. Our current portfolio includes over 20 product candidates in development consisting of both small molecule pharmaceuticals and biologics.
We were incorporated in Delaware in September 2012. The address of our principal executive offices is 1555 Bayshore Highway, Suite 200, Burlingame, CA 94010. Unless the context requires otherwise, references to “KindredBio,” “the Company,” “we,” “us” or “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (2017 Annual Report) refer to Kindred Biosciences, Inc., a Delaware corporation, and its subsidiaries.

We have submitted all major technical sections of the New Animal Drug Application, or NADA, to the Food and Drug Administration, or FDA, for two product candidates, MiratazTM (mirtazapine transdermal ointment) for management of weight loss in cats and the intravenous, or IV, form of ZimetaTM (dipyrone injection) for the control of pyrexia (fever) in horses. In addition, we have multiple other product candidates, including several biologics, in various stages of development, with the potential to launch one or more products annually. We believe there are significant unmet medical needs for pets, and that the pet therapeutics segment of the animal health industry is likely to grow substantially as new therapeutics are identified, developed and marketed specifically for pets.
We plan to commercialize our feline, equine and canine products in the United States through a direct sales force complemented by selected distributor relationships, and in the European Union, or EU, through distributors and other third parties. Because we seek to identify product candidates that are not protected by third-party patents, we typically do not need to obtain licenses or make any upfront, milestone or royalty payments in connection with our product candidates.
Relative to human drug development, the development of pet therapeutics is generally faster and less expensive, since it requires fewer clinical studies involving fewer subjects and can be conducted directly in the target species. For example, studies that are typically required for approval of human drugs such as QTC studies, which detect cardiac irregularities, elderly patient studies, renal impairment studies, hepatic impairment studies or costly, long-term genotoxicity studies are not required for pet therapeutics. Based on our progress since inception in September 2012, we believe we can develop small molecule pet therapeutics from the Investigational New Animal Drug, or INAD, filing with the FDA to marketing approval in three to five years at an average cost of approximately $5 million per product candidate. The lower cost associated with the development of pet therapeutics permits us to pursue multiple product candidates simultaneously and avoid the binary outcome associated with the development of a single lead therapy by some human biotechnology companies. Because we typically develop drugs that have successfully been developed for humans, the active ingredients in many of our small molecule product candidates also have established Chemistry, Manufacturing and Controls, or CMC, which are important gating factors in the regulatory approval process. As a result, we usually do not need to invest in active pharmaceutical ingredient, or API, process development to comply with good manufacturing practices, or GMP, standards for our small molecule product candidates, and we can often advance our programs more rapidly than if we were pursuing new chemical entities.
Our biologics program, from INAD to marketing approval, is expected to take four to six years at an average cost of approximately $8 million per product candidate.

We estimate that the total U.S. market for veterinary care was approximately $69.4 billion in 2017, an increase of 68% from 2007. In 2017, 68% of households owned a pet, which translates to an estimated 89.7 million dogs and 94.2 million cats currently living in the United States. We believe there are many unmet or underserved medical needs and that the pet therapeutics portion of the market can grow significantly as new, safe and effective therapeutics are identified, developed and marketed. We expect continued market growth as new pet therapeutics are developed and owners grow more familiar with the treatment of pets with such therapeutics.
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

Richard Chin, M.D., our co-founder and Chief Executive Officer, was previously Head of Clinical Research for the Biotherapeutics Unit at Genentech, Inc., where he oversaw Phase I through Phase IV clinical programs for all products except oncology. Denise Bevers, our co-founder and Chief Operating Officer, has over 20 years of experience in clinical operations and medical affairs. Wendy Wee, our Chief Financial Officer, has over 30 years of experience and most recently was Vice President of Finance and Principal Accounting Officer at Telik, Inc. Hangjun Zhan, Ph.D., our Chief Scientific Officer, is a well-established protein biochemist and biophysicist with 21 years of drug discovery experience in the biotechnology industry.
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

Molecule	Indication	Formulation	Laboratory Pilot Studies	Field Pilot Studies	Pivotal Clinical Study	NADA & Launch Preparation
Small Molecule Product Candidates						
Mirataz™ (mirtazapine transdermal ointment)	Management of weight loss in cats					NADA Filed
Zimeta™ (dipyrone injection)	Fever in horses					Rolling NADA Filed
Zimeta™ (dipyrone oral gel)	Fever in horses					
KIND-014	Equine gastric ulcers					
KIND-015	Metabolic syndrome in horses					

Molecule	Indication	Discovery/Process Development	Pilot/Pivotal Clinical Studies	NADA & Launch Preparation
Biologic Product Candidates				
epoCat™ (feline erythropoietin)	Anemia in cats			
Anti-IL31 Antibody	Atopic dermatitis in dogs			
Anti-IL17 Antibody	Atopic dermatitis in dogs			
Anti-IL4/13 SINK	Atopic dermatitis in dogs			
Anti-TNF Antibody	Sick newborn foals			
Anti-TNF Antibody	Inflammatory bowel disease in dogs			
KIND-Bodies	Multiple indications			
Anti-IgE antibody	Allergic diseases in dogs			
Anti-VEGF antibody	Cancer in dogs			
Anti-CD20 antibody	Cancer and autoimmune diseases in dogs			
Checkpoint Inhibitors	Cancer in dogs

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
Biologic therapies are typically derived from living organisms. A biologic can be defined as a large complex molecule (nucleic acid and protein platforms) produced from or extracted from a biological or living system. They are made by genetically engineering living cells, and a high level of precision is required in the manufacturing process to produce a consistent biologic product each time. A biologic product can be a monoclonal antibody, a vaccine, a tissue, or various proteins such as cytokines, enzymes, fusion proteins, whole cells, and viral and non-viral gene therapies. Our biologic product candidates are usually based on therapies and targets for which products have been successfully commercialized for humans. Human antibody therapies are expensive and are often ineffective in other species since they are usually immunogenic, or recognized as foreign bodies and rejected by the immune systems of dogs, cats, horses and other animals. We identify or create biologics, including antibodies that are fully or mostly canine, feline, or equine. We are developing a long-acting feline recombinant erythropoeitin. We are also developing antibodies that target canine IL-17a, IL13/IL4, IL-4Ra, IL-31, CD-20, IgE, TNF, and other validated targets.
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
We have constructed a state-of-the-art manufacturing plant in Burlingame, California for our initial biologic product candidates, which we believe is one of the first GMP biologics plants for veterinary products. We started GMP manufacturing in January 2018 and believe that the plant will position the Company as a leader in the veterinary biologics field, and potentially afford us an advantage in cost of goods for our products. We acquired a second manufacturing plant in August 2017 in Elwood, Kansas and we have initiated the design and construction of our biologics manufacturing lines. The Elwood facility includes approximately 180,000 square feet with clean rooms, utility, equipment, and related quality documentation suitable for small molecule and biologics manufacturing.
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
Business Strategy
Key elements of our business strategy are as follows:
Obtain FDA approvals for Zimeta and Mirataz and launch products in the first half of 2018

We announced positive topline results in May 2016 upon the successful completion of a pharmacokinetic study and a randomized, placebo-controlled pivotal study of Mirataz (mirtazapine transdermal ointment), formerly known as KIND-010, for the management of weight loss in cats. All major technical sections of the NADA have been filed. We have received the technical section complete letter for effectiveness from the FDA and responded to the one remaining comment from the FDA regarding the CMC technical section. The FDA did not have any further comments on the safety technical section. Based on the feedback, we anticipate the approval of Mirataz and are preparing for the commercial launch in the first half of 2018, assuming that the FDA finds our responses acceptable. The regulatory approval is expected, but is subject to the typical risks inherent in such a process.

The European Marketing Agency, or EMA, has accepted our European marketing authorization application for the review of Mirataz with the official acceptance date of December 21, 2017.

In November 2015, we announced a pivotal trial of Zimeta (dipyrone injection), previously known as KIND-012, for the control of pyrexia (fever) in horses with positive topline results. We submitted all major technical sections of the NADA for Zimeta to the FDA before the end of the first quarter of 2016. We have received the technical section complete letters for effectiveness and safety from the FDA and responded to additional comments from the FDA regarding the CMC technical section. We anticipate the approval of Zimeta in the first half of 2018, assuming that the FDA finds our responses acceptable. The regulatory approval is expected, but is subject to the typical risks inherent in such a process.

We have initiated pre-launch activities including build-out of a small commercial team, execution of distribution agreements and commercial scale-up and manufacturing.

We have also completed the pivotal field effectiveness study of ZimetaTM Oral (dipyrone oral gel) for the treatment of fever in horses and announced positive topline results in December 2017. The oral gel form of dipyrone is expected to be an additional valuable tool for equine veterinarians by providing an easy-to-administer fever reducing agent for the horse and horse owner.

We are currently developing KIND-014 for the treatment of equine gastric ulcers in horses, KIND-015 for the management of clinical signs associated with equine metabolic syndrome and epoCatTM (feline recombinant erythropoietin) for the control of non-regenerative anemia in cats. We expect to continue pilot field efficacy studies for the three product candidates in 2018. In addition to early stage pilot field studies of anti-cytokine antibodies for atopic dermatitis in dogs and anti-TNF in septic foals, we are also developing multiple other products, including interleukin antibodies and canine checkpoint inhibitors. In all, we have over 20 programs for various indications for dogs, cats, and horses.
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
Commercialize our equine products with our own direct sales force in the United States and with distributors in other regions
In conjunction with FDA approval of one or more of our lead product equine candidates, when approved, we intend to utilize a direct sales organization, complimented by select distributor relationships, to market our products directly to veterinarians in the United States. For our equine products, we believe we can accomplish this with a sales force of 4 to 12 sales representatives and reach most of the prescribing equine veterinarians in the United States. We also intend to establish collaborations with distributors to commercialize any of our products that may be approved by the EMA.
Commercialize our canine and feline products with our own direct sales force in the United States and with distributors in other regions
In conjunction with FDA approval of one or more of our lead product canine and feline candidates, when approved, we intend to utilize a direct sales organization, complimented by select distributor relationships to market our products directly to veterinarians in the United States. For our first lead product feline candidate, we believe we can start with 10 to 25 sales representatives supplemented by sales support from our distributors. We intend to grow our direct sales force incrementally if and as our product candidates are approved for marketing, and to utilize national and regional distributors to augment our sales force. We also intend to establish collaborations to commercialize any of our products that may be approved with the EMA.
Execute distribution agreements
In December 2017, we executed the first of our national distribution agreements with MWI Veterinary Supply Co.and Direct Vet Marketing, Inc. d/b/a Vets First Choice for distribution and sales support for our products to supplement the KindredBio sales force.

Pet Therapeutics Market
Overview
U.S. consumers spent an estimated $69.4 billion on their pets in 2017, according to the American Pet Products Association, or APPA, an increase of 68% from 2007. The veterinary care segment has been among the fastest growing segments of the overall U.S. pet market. This segment accounted for an estimated $16.6 billion spent on veterinary care in 2017, an increase of 65% from 2007.
We believe several factors will contribute to an increase in spending on pet therapeutics. Pets are generally living longer, with the average lifespan for dogs increasing by nearly a year to 12 years for dogs and 13.1 years for cats between 2012 and 2016 according to a study by Banfield Pet Hospital. As a result, pets are increasingly exhibiting many of the same diseases associated with aging in humans such as cardiovascular disease, arthritis, and diabetes. For example, the incidence of diabetes in dogs has increased by 79.7% since 2006, while in felines, the prevalence of diabetes in cats has increased 18.1% over the same timeframe. The incidence of osteoarthritis in dogs has increased by 82% since 2006 according to the same study. As it is with human health, obesity is a growing concern for pets. Since 2006, overweight and obesity have increased by 74% in dogs and 179% in cats. The Association for Pet Obesity Prevention estimates that 54% of dogs and 59% of cats are overweight or obese, which translates to 41.9 million dogs and 50.1 million cats. In addition, pet ownership numbers may increase as more people become aware of the myriad health benefits of pet ownership. According to the Human Animal Bond Research Institute, studies show that some of the benefits of having a dog include helping to lower your blood pressure, decrease your risk of heart disease, and preventing allergies in children.

Among pet owners, there is growing familiarity in treating these pet diseases with medications. According to the APPA, approximately 77% of U.S. dog owners treated their dogs with medications in 2015, an increase of over 50% from the level reported in 2004. In a 2010 poll by the Associated Press, 35% of pet owners are willing to spend $2,000 to treat their pet for a serious medical condition. More recently, a 2017 Harris Poll by the American Institute of Certified Public Accountants indicated that 76% of the U.S. adults (1,004, of which 526 identified as pet owners) surveyed would make financial sacrifices for their pets to pay for an emergency expense such as medical care. Additionally, 79% said they would stop eating at restaurants and 67% would give up a vacation to pay for pet-related expenses if they were in a difficult financial situation. Respondents also indicated that they would cancel cable and TV streaming services (61%), sacrifice contributions to their retirement account (37%), cancel a cell phone plan (35%), or forego paying a credit card bill (27%) to pay for their pet’s expenses. We expect pet owners to spend more on their pets’ health and welfare as new therapeutics are developed specifically for pets, particularly as 95% of pet owners considered their pet to be a member of their family, according to a 2015 survey by the Harris Poll of Harris Interactive.

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
Animal health companies have been relatively slow to develop new therapeutics for pets, and have tended to focus primarily on the larger market for the treatment of livestock and other farm animals.  On average, for every 8 NDAs filed annually for human therapeutics, one NADA is filed for animal therapeutics. In 2017, human pharmaceutical companies received FDA approval for 46 novel drugs (non-generic), while pet therapeutic companies received only one novel FDA drug approval. In the EU, human pharmaceutical companies received EMA approval for 34 novel drugs in 2017, compared to only 3 novel drug approvals for pet therapeutic companies.

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

We announced positive topline results in May 2016 upon the successful completion of a pharmacokinetic study and a randomized, placebo-controlled pivotal study of Mirataz. All major technical sections of the NADA have been filed. We have received the technical section complete letter for effectiveness from the FDA and responded to the one remaining comment from the FDA regarding the CMC technical section. The FDA did not have any further comments on the safety technical section. Based on the feedback, we anticipate the approval of Mirataz and are preparing for the commercial launch in the first half of 2018, assuming that the FDA finds our responses acceptable.

In December 2017, we submitted the European Marketing Authorization application for Mirataz to the EMA. The EMA has accepted the submission for review, with the official acceptance date of December 21, 2017.

The active ingredient in Mirataz is available as GMP-grade material from one supplier and we believe our current manufacturer will be able to provide sufficient quantities for potential commercialization. In addition, we executed a commercial manufacturing agreement with DPT Laboratories, Ltd. for the manufacture of Mirataz. The agreement provides for production to supply KindredBio’s initial launch and future commercial campaigns upon regulatory approval, with capabilities to meet excess demand.

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
We are developing Zimeta for the control of pyrexia (fever) in horses. In March 2015, we announced a positive randomized, blinded, placebo-controlled pilot study. In November 2015, we announced positive results for a multicenter, randomized, blinded, placebo-controlled pivotal study of Zimeta. We submitted all major technical sections of the NADA for Zimeta to the FDA before the end of the first quarter of 2016. We have received the technical section complete letters for effectiveness and safety from the FDA and responded to comments from the FDA regarding the CMC technical section. We anticipate the approval of Zimeta including product launch in the first half of 2018, assuming that the FDA finds our responses acceptable. However, regulatory approval timelines can not be guaranteed.
The active ingredient in Zimeta is available as GMP-grade material from two suppliers, and we believe our current manufacturer or other suppliers will be able to provide sufficient quantities for commercialization. In addition, we executed a commercial manufacturing agreement with Corden Pharma SPA for the manufacture of Zimeta. The agreement provides for production to supply KindredBio’s initial launch and future commercial campaigns upon regulatory approval, with capabilities to meet excess demand.
Clinical Data

The pivotal field study was a multicenter, randomized, blinded, placebo-controlled pivotal study that enrolled 138 horses to assess the effectiveness of Zimeta. The primary endpoint was improvement (a 2°F or greater decrease in temperature from baseline) or resolution of fever (a return to normothermia (≤101.0°F)) at hour 6 following treatment. The success rate was approximately 75% in the KIND-012 group vs. approximately 20% in the placebo group (p < 0.0001).  Based on preliminary review of the safety data, the drug appears to be well tolerated.
We have also completed the pivotal field effectiveness study of ZimetaTM Oral (dipyrone oral gel) for the treatment of fever in horses and announced positive topline results in December 2017. This study was a multicenter, randomized, blinded, placebo-controlled pivotal study that enrolled 139 horses to assess the effectiveness of Zimeta Oral. The primary endpoint was improvement or resolution of fever 6 hours after treatment. The success rate was approximately 78% in the Zimeta Oral group vs. approximately 18% in the placebo group (p = 0.0026). Based on preliminary review of the safety data, the drug appears to be well tolerated.

KindredBio has completed the in-life portion of the Target Animal Safety Study and is analyzing the data. We anticipate submitting the effectiveness and safety technical sections of the NADA in the first half of 2018, and the CMC technical section by the end of 2018, assuming the data are supportive of approval.

Other Product Candidates
KIND-014 is a small molecule product candidate we are developing for treatment of equine gastric ulcers in horses. We have completed dose range finding and palatability studies with KIND-014 and based on the study results, we have advanced two formulations into pilot field studies. The pilot studies have been initiated and we expect to complete the review of data by the end of the second quarter to determine which formulation will move into a pivotal study, assuming the data support further development.

Ulcers are a common medical condition in horses and foals. It is estimated that almost 50% of foals and 1/3 of adult horses confined in stalls may have mild ulcers. Up to 60% of show horses and 90% of racehorses may develop moderate to severe ulcers. Because they are so common, and can occur as a result of a number of factors, the condition is often called equine gastric ulcer syndrome or EGUS. Our development of KIND-014 provides another option for equine veterinarians to treat equine gastric ulcers.

KIND-015 is a small molecule product we are developing for the management of clinical signs associated with equine metabolic syndrome, or EMS. EMS is an endocrinopathy affecting horses and ponies. It is of primary concern due to its link to obesity, insulin resistance, and subsequent laminitis which is a painful and debilitating disease of the digital laminae (the tissue inter-connection between the coffin bone and hoof wall).  Often by the time clinical signs are recognized, crippling body changes such as sinking and rotation of the coffin bone have occurred. KIND-015 delays absorption of glucose from the gastrointestinal tract, increases insulin sensitivity (enhancing peripheral tissue sensitivity to insulin) and glucose uptake into cells, and inhibits synthesis of glucose by the liver. We have optimized the formulation for KIND-015 and have initiated a pilot field effectiveness study.
In addition to small molecules, we have the following biologics programs:
epoCat, or KIND-510, is feline recombinant erythropoietin for the control of non-regenerative anemia in cats. Anemia is a common condition in older cats which is often associated with chronic kidney disease resulting in decreased levels of endogenous erythropoietin. epoCat is a recombinant protein that has been specially engineered by us with a prolonged half-life compared to endogenous feline erythropoietin. The PK data suggest that the molecule may have a sufficiently long half-life to allow for once-monthly dosing. The initial laboratory studies have been completed, with a positive efficacy signal, as evidenced by increased reticulocyte formation. Enrollment in a pilot field efficacy study is currently ongoing.
KIND-011 is an anti-Tumor Necrosis Factor, or anti-TNF, treatment for newborn foals. Sick newborn foals, defined as sepsis score ≥ 11 or positive blood culture, are challenging and difficult to treat and result in approximately 50% mortality. We have completed a pilot field study in sick or septic foals to assess safety and efficacy of anti-TNF monoclonal antibody, with positive results. By Kaplan-Meier analysis, the difference in survival between the control and placebo groups was statistically significant (p=0.0293). Sepsis in foals can cause up to 50% mortality and is an important unmet medical need. There is currently no FDA-approved therapy. The Company plans to discuss the development plan with the FDA and will pursue additional development of the indication.
Canine atopic dermatitis, or CAD, is an immune-mediated inflammatory, chronic skin disease associated with allergies. Atopic dermatitis is a large market, with the leading two products on the market expected to sell over $500 million per year. It is the second most common allergic skin disease in dogs, sometimes so severe that dogs have to be put down. These allergic reactions can be brought on by normally harmless substances like grass, mold spores, house dust mites, and other environmental allergens. Based on positive results of previous pilot studies, KindredBio is in the process of initiating pilot field efficacy studies for several molecules for atopic dermatitis, including fully caninized anti-IL31 antibody, fully caninized anti-IL17 antibody and canine anti-IL4/IL13 SINK molecule. We are pursuing a multi-pronged approach toward atopic dermatitis, with a portfolio of promising biologics.
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
In conjunction with FDA approval of one or more of our lead product canine and feline candidates, we intend to establish a direct sales force of 10 to 25 sales representatives, complimented by select distributor relationships, to market our products directly to veterinarians in the United States. We also intend to establish collaborations to commercialize any of our products that may be approved with the EMA.
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
For biologics, we have established our own GMP manufacturing capabilities in Burlingame, California and proceeded to GMP manufacturing in January 2018. In August 2017, we acquired a manufacturing facility in Elwood, Kansas and have completed the design and construction plans for biologics manufacturing lines. We expect to start construction shortly. The Elwood facility includes approximately 180,000 square feet with clean rooms, utility, equipment, and related quality documentation suitable for small molecule and biologics manufacturing. The USDA regulates the manufacture of pet biologics under standards that are less stringent than those for human biologics, which may reduce the cost of goods of our biologic product candidates relative to human biologics.
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
Our potential competitors include large animal health companies, which currently derive the majority of their revenue from livestock medications. For example, in 2016 livestock accounted for 50%, and pets 50%, of sales for Zoetis, a large company focused on animal health. Within the pet therapeutics market, vaccines and parasiticides are currently the greatest sources of revenue.
Large animal health companies include Merck Animal Health, the animal health division of Merck & Co., Inc.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; Boehringer Ingelheim Animal Health, the animal health division of Boehringer Ingelheim GmbH; and Zoetis, Inc. We will also compete against several animal health companies in Europe, such as the Virbac Group, Ceva Animal Health and Dechra Pharmaceuticals PLC. We are also aware of smaller companies that are developing products for use in the pet therapeutics market, including Aratana Therapeutics, Inc.
At the product level, we will face competition for Zimeta from Banamine and Butazolidin even though they are not approved for control of fever in horses, and for KIND-014 from GastroGard and UlcerGard, as well as potentially from additional products in development including Entyce from Aratana, if approved for cats. In addition, we may face competition from various products including additional products in development. Our products may also face competition from generic medicines and products approved for use in humans that are used extra-label for pets. Some of our other products also may face competition from their human generic equivalents in countries where such equivalents are available.

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
Intellectual Property
We intend to rely primarily upon a combination of regulatory exclusivity, proprietary know-how, and confidentiality agreements to protect our product formulations, processes, methods and other technologies and to preserve any trade secrets and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. We currently have several provisional and nonprovisional patent applications, but no issued patents. Because most of our current product candidates, including all of our current small molecule product candidates, are based on generic human drugs, there is little, if any, composition-of-matter patent protection available for the API in such product candidates. Where feasible, however, we intend to pursue the broadest intellectual property protection possible for our current compounds and any future compounds and any proprietary technology through enhanced formulations of our products, both in the United States and abroad. For example, we are developing slow release oral formulations of some of our products, and we intend to develop combination therapies and slow release parenteral formulations of some of our products. In addition, we have filed composition of matter patents on many of our biologics. However, even intellectual property protection, if available to us, may not afford us with complete protection against competitors. See “Risk Factors-Risks Related to Intellectual Property.”

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
The DEA typically inspects a facility to review its security measures prior to issuing a registration. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II substances. Required security measures include background checks on employees and physical control of inventory through measures such as cages, surveillance cameras and inventory reconciliations. Records must be maintained for the handling of all controlled substances, and periodic reports must be made to the DEA, for example, distribution reports for Schedule II controlled substances, Schedule III substances that are narcotics, and other designated substances. Reports must also be made for thefts or losses of any controlled substance, and to obtain authorization to destroy any controlled substance. In addition, special authorization and notification requirements apply to imports and exports.
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
Employees
As of December 31, 2017, we had 63 employees, including 21 employees with D.V.M., M.D. or Ph.D. degrees. Of our employees, 38 including Dr. Chin and Ms. Bevers are engaged in one or more aspects of our research and development activities. Dr. Chin and Ms. Bevers also are engaged in corporate and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements.
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
We are a development stage biopharmaceutical company. Since our formation in September 2012, our operations have been limited to the identification of product candidates and research and development of our product candidates, including our lead product candidates, Zimeta and Mirataz. As a result, we have limited historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in emerging fields such as the pet therapeutics industry. We also have not generated any revenue to date, and continue to incur significant research and development and other expenses. As of December 31, 2017, we had an accumulated deficit of $112.0 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates and begin to commercialize them if they are approved by the Center for Veterinary Medicine branch of the U.S. Food and Drug Administration, or FDA, the U.S. Department of Agriculture, or USDA, or the European Medicines Agency, or EMA. Even if we succeed in developing and commercializing one or more product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.
We will have no material product revenue for the foreseeable future, and we may need to raise additional capital to achieve our goals.
Until, and unless, we receive approval from the FDA, USDA or EMA, as applicable, for one or more of our product candidates, we cannot market or sell our products in the United States or in the European Union, or EU, and will have no material product revenue. We have submitted to the FDA all technical sections of the NADA for our drug product candidates, Zimeta and Mirataz. Although we received the technical sections complete letter for effectiveness and safety from the FDA for both Zimeta and Mirataz, we are still waiting for responses on our CMC technical section. Our other small molecule product candidates will require from three to five years of further development at a cost of an average of approximately $5 million per product candidate and our biologics candidates will require four to six years of further development at an average cost of approximately $8 million per product candidate before we expect to be able to apply for marketing approval in the United States. We also are actively involved in identifying additional human therapeutics for development and commercialization as pet therapeutics, and will continue to expend substantial resources for the foreseeable future to develop our current product candidates and any other product candidates we may develop or acquire. These expenditures will include: costs of identifying additional potential product candidates; costs associated with drug formulation; costs associated with conducting pilot, pivotal, and toxicology studies; costs associated with completing other research and development activities; costs associated with payments to technology licensors and maintaining other intellectual property; costs of obtaining regulatory approvals; costs associated with establishing commercial manufacturing and supply capabilities; and costs associated with marketing and selling any of our products approved for sale. We also may incur unanticipated costs. Because the outcome of our development activities and commercialization efforts is inherently uncertain, the actual amounts necessary to successfully complete the development and commercialization of our current or future product candidates may be greater or less than we anticipate.
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
The development and commercialization of pet therapeutics is highly competitive and our success depends on our ability to compete effectively with other products in the market. If our product candidates are approved, we expect to compete with animal health divisions of major pharmaceutical and biotechnology companies such as Merck Animal Health, Elanco, Bayer Animal Health, and Boehringer Ingelheim Animal Health, as well as specialty animal health medicines companies such as Zoetis, Virbac Group, Ceva Animal Health and Dechra Pharmaceuticals. Additionally, we are aware of several early-stage companies that are developing products for use in the pet therapeutics market, including Aratana Therapeutics Inc. and Jaguar Health, Inc. We also expect to compete with academic institutions, governmental agencies and private organizations that are conducting research in the field of animal health medicines.
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
We currently plan to conduct our own pivotal trials, but we rely upon CROs to conduct our toxicology studies and for other development activities. We also may rely on CROs in the future to conduct one or more pivotal trials. These CROs are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs or manage the risks associated with their activities on our behalf. We are responsible to regulatory authorities for ensuring that each of our studies is conducted in accordance with the development plans and trial protocols, and any failure by our CROs to do so may adversely affect our ability to obtain regulatory approvals, subject us to penalties, or harm our credibility with regulators. The FDA and foreign regulatory authorities also require us and our CROs to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, or good laboratory practices, or GLPs, for conducting, monitoring, recording and reporting the results of our studies to ensure that the data and results are scientifically credible and accurate.
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
Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We are highly dependent upon our senior management, particularly Richard Chin, M.D., our President and Chief Executive Officer, Denise Bevers, our Chief Operating Officer, Wendy Wee, our Chief Financial Officer and Hangjun Zhan, Ph.D., our Chief Scientific Officer. The loss of services of any of our key personnel could adversely affect our ability to successfully develop our current or future product pipeline and commercialize our product candidates. Although we have entered into employment agreements with these key members of senior management, such agreements generally do not prohibit them from leaving our employ at any time. We currently do not maintain “key man” life insurance on any of our senior management team. The loss of Dr. Chin or other members of our current senior management could adversely affect the timing or outcomes of our current and planned studies, as well as longer-term prospects for commercializing our product candidates.
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
We currently have no proven sales, marketing or distribution capabilities. If our current or future product candidates receive regulatory approval, we expect to establish a direct sales organization in the United States and to utilize distributors to commercialize our products, which will be expensive and time-consuming. In jurisdictions outside of the United States we intend to utilize companies with an established commercial presence to market our products in those jurisdictions, but we may be unable to enter into such arrangements on acceptable terms, if at all. We have no prior experience in the marketing, sale and distribution of pet therapeutics or other products, and there are significant risks involved in building and managing a sales organization, including our potential inability to hire, retain and motivate qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively oversee a geographically-dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities and entry into adequate arrangements with distributors would adversely impact the commercialization of our product candidates. If we are not successful in commercializing any of our current or future product candidates, either on our own or through one or more distributors, we may never generate significant revenue and may continue to incur significant losses, which would adversely affect our financial condition and results of operations.
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
As of February 28, 2018, we had 76 employees, and our management systems currently in place may not be adequate to support our future growth, if any. Our ability to manage our growth effectively will require us to hire, train, retain, manage and motivate additional employees and to implement and improve our operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. If we fail to expand and enhance our operational, financial and management systems in conjunction with our potential future growth, it could have a material adverse effect on our business, financial condition and results of operations.
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
Composition-of-matter patents on the active ingredients in pharmaceutical products, including pet therapeutics, are generally considered to be the strongest form of intellectual property protection, since such patents provide protection without regard to any particular method of use or manufacture. Because all of our current small molecule product candidates are based on generic human drugs, we do not have composition-of-matter patents for the active pharmaceutical ingredient (API) in our small molecule product candidates, and there is little, if any, such composition-of-matter patent protection available for the API in such product candidates. Moreover, we cannot be certain that the claims in our patent applications covering composition-of-matter of our biologics product candidates will be considered patentable by the USPTO and courts in the United States, or by the patent offices and courts in foreign countries.

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
We have one registered US trademark and one allowed US trademark for our current product candidate KINDLET, as well as one registered trademark for KINDLET in Europe. Additionally, we have five other registered trademarks outside the US, nine other trademark applications pending in the US, two pending European trademark applications, one pending Japanese trademark application, and three pending Canadian trademark applications. We have no registered trademarks for our company name or for our other current product candidates in the United States or any other countries, and failure to obtain those registrations could adversely affect our business.

Six of our US pending trademark applications have received Notices of Allowance and are awaiting their first use in commerce prior to Registration. One US trademark application is currently being examined, one European trademark application is currently being examined, and the remaining two pending US trademark applications, the three Canadian trademark applications, the European trademark application, and the Japanese trademark application are awaiting examination. Accordingly, while various of our pending trademark applications have been allowed but not yet registered, various other of our pending US and foreign trademark applications have neither been allowed nor registered. During trademark registration proceedings, we may receive rejections. If so, we will have an opportunity to respond, but we may be unable to overcome such rejections. In addition, USPTO and comparable agencies in many foreign jurisdictions may permit third parties to oppose pending trademark applications and to seek to cancel registered trademarks. If opposition or cancellation proceedings are filed against any of our trademark applications or any registered trademarks, our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA or the USDA, regardless of whether we have registered or applied to register as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or the USDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA or USDA.

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
As of December 31, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own in the aggregate approximately 42% of our outstanding shares of common stock, excluding shares they may acquire upon exercise of stock options they hold. As a result of their stock ownership, these stockholders may have the ability to influence our management and policies, and will be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
Our stockholder rights agreement could discourage a takeover that stockholders may consider favorable and may lead to an entrenchment of management.
On May 19, 2017, our board of directors approved and adopted a rights agreement with American Stock Transfer & Trust Company, LLC, as rights agent, and, on July 24, 2017, our stockholders approved the adoption of the rights agreement. The rights agreement is intended to protect our stockholders from coercive or otherwise unfair proposals to acquire control of KindredBio by significantly diluting the ownership interest of any person who acquires at least 20% of our outstanding common stock by providing all other stockholders with the right to acquire additional shares of our preferred stock or common stock at a significant discount. Although the rights agreement is intended to encourage an acquiring person to negotiate a proposed merger or other business combination with our board of directors and management, it could discourage a takeover transaction that stockholders may consider favorable and may lead to an entrenchment of management.

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
Market Information
Since December 12, 2013, our common stock has been traded on The NASDAQ Capital Market under the symbol “KIN.” Prior to December 12, 2013, there was no public trading market for our common stock. The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported on The NASDAQ Capital Market:

	High	Low

Fiscal Year 2017:
Quarter ended March 31, 2017	$7.45	$4.35
Quarter ended June 30, 2017	$9.65	$6.50
Quarter ended September 30, 2017	$8.95	$6.55
Quarter ended December 31, 2017	$9.80	$6.80

Fiscal Year 2016:
Quarter ended March 31, 2016	$4.13	$2.90
Quarter ended June 30, 2016	$4.29	$3.12
Quarter ended September 30, 2016	$5.43	$3.53
Quarter ended December 31, 2016	$5.65	$3.90

Common Stock Information
As of February 28, 2018, there were 28,189,081 outstanding shares of our common stock outstanding held of record by approximately 24 holders.
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

Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2017 regarding securities authorized for issuance under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2012 Equity Incentive Plan (terminated)	3,315,200	$6.60	—
2016 Equity Incentive Plan	1,258,425	$6.47	1,488,450
Equity compensation plans not approved by stockholders	—	—	—
Total	4,573,625	$6.57	1,488,450

Stock Performance Graph
The following line graph presentation compares cumulative total stockholder returns of Kindred Biosciences, Inc. with The NASDAQ Stock Market Index and The NASDAQ Biotechnology Index (the “Peer Index”) for the period from December 12, 2013 (the date that our common stock commenced trading on the NASDAQ Capital Market) to December 31, 2017. The graph and table assume that $100 was invested in each of our common stock, The NASDAQ Stock Market Index and the Peer Index on December 12, 2013, and that all dividends were reinvested. The returns shown are based on historical results and are not intended to suggest future performance. The graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings of under the Securities Act of 1933, as amended, or the Exchange Act.

	12/12/2013	12/31/2013	6/30/2014	12/31/2014	6/30/2015	12/31/2015	6/30/2016	12/31/2016	6/30/2017	12/31/2017
Kindred Biosciences, Inc.	100.00	93.47	155.98	62.34	57.07	28.45	29.62	35.56	71.97	79.08
NASDAQ Composite-Total Returns	100.00	104.50	110.96	119.91	126.98	128.26	124.85	139.63	160.17	181.01
NASDAQ Biotechnology Index	100.00	105.15	119.35	141.32	172.12	157.95	120.44	124.23	145.81	151.14

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

In January 2015, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $150.0 million. During the six months ended June 30, 2017, we completed the sale of 4,501,985 shares of common stock under an At Market Issuance Sales Agreement with FBR Capital Markets & Co. Net proceeds, after deducting approximately $1,038,000 in underwriting commissions and offering costs, were approximately $28,962,000. In July 2017, we completed an underwritten public offering of common stock. After giving effect to the exercise of the over-allotment option by the underwriters, the total number of shares sold by us in the public offering totaled 3,314,000 shares with gross proceeds of $24,855,000. Net proceeds, after deducting underwriting commission and offering costs, were approximately $23,198,000.

During the fiscal years ended December 31, 2016 and 2015, we did not sell any securities that were not registered under the Securities Act.

Repurchase of Shares
We did not repurchase any of our shares of capital stock during the fiscal years ended December 31, 2017, 2016 and 2015.

ITEM 6.	SELECTED FINANCIAL DATA.
The following selected historical information has been derived from the audited consolidated financial statements of Kindred Biosciences and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The Statement of Operations and Comprehensive Loss Data and the Balance Sheet Data are derived from the audited consolidated financial statements which are included in the Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

(In thousands, except per share amounts)	Years ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations and Comprehensive Loss Data:
Operating expenses:
Research and development	$17,665	$13,861	$19,412	$18,694	$3,140
General and administrative	13,988	8,308	7,850	8,539	1,079
Restructuring costs	—	655	—	—	—
Total operating expenses	31,653	22,824	27,262	27,233	4,219

Loss from operations	(31,653)	(22,824)	(27,262)	(27,233)	(4,219)
Interest and other income, net	774	325	132	94	6
Net loss	(30,879)	(22,499)	(27,130)	(27,139)	(4,213)
Change in unrealized gains or losses on available-for-sale securities	—	19	(23)	(27)	—
Comprehensive loss	$(30,879)	$(22,480)	$(27,153)	$(27,166)	$(4,213)

Net loss per share, basic and diluted (1)	$(1.23)	$(1.13)	$(1.37)	$(1.44)	$(1.13)

Weighted-average number of common shares outstanding, basic and diluted	25,084	19,873	19,773	18,782	3,732

(In thousands)	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$34,813	$6,687	$19,992	$12,969	$65,329
Short-term investments	46,207	50,068	53,051	88,058	—
Long-term investments	1,499	1,052	4,590	—	—
Working capital	75,790	54,170	70,547	98,652	63,267
Total assets	90,822	61,576	79,619	101,920	65,489
Total liabilities	6,142	3,896	3,248	2,896	2,210
Accumulated deficit	(111,980)	(81,101)	(58,602)	(31,472)	(4,333)
Total stockholders' equity	84,680	57,680	76,371	99,024	63,279

(1) See Note 12 of the notes to consolidated financial statements included elsewhere in this annual report for an explanation of the method used to calculate the basic and diluted net loss per share attributable to common stockholders and the number of shares used in the computation of the per share amounts.

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
Overview
We are a pre-commercialization biopharmaceutical company focused on saving and improving the lives of pets. Our mission is to bring to our pets the same kinds of safe and effective medicines that our human family members enjoy. Our core strategy is to identify compounds and targets that have already demonstrated safety and efficacy in humans and to develop therapeutics based on these validated compounds and targets for pets, primarily dogs, cats and horses. We believe this approach will lead to shorter development times and higher approval rates than pursuing new, non-validated compounds and targets. Our current portfolio includes over 20 product candidates in development consisting of both small molecule pharmaceuticals and biologics.

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

We announced positive topline results in May 2016 upon the successful completion of a pharmacokinetic study and a randomized, placebo-controlled pivotal study of Mirataz (mirtazapine transdermal ointment), formerly known as KIND-010, for the management of weight loss in cats. All major technical sections of the NADA have been filed. We have received the technical section complete letter for effectiveness from the FDA and responded to the one remaining comment from the FDA regarding the CMC technical section. The FDA did not have any further comments on the safety technical section. Based on the feedback, we anticipate the approval of Mirataz and are preparing for the commercial launch in the first half of 2018, assuming that the FDA finds our responses acceptable. The regulatory approval is expected, but is subject to the typical risks inherent in such a process.

The European Marketing Agency, or EMA, has accepted our European marketing authorization application for the review of Mirataz with the official acceptance date of December 21, 2017.

In November 2015, we completed a pivotal trial of Zimeta (dipyrone injection), previously known as
KIND-012, for the control of pyrexia (fever) in horses with positive topline results. We submitted all major technical sections of the NADA for Zimeta to the FDA before the end of the first quarter of 2016. We have received the technical section complete letters for effectiveness and safety from the FDA and responded to additional comments from the FDA regarding the CMC technical section. We anticipate the approval of Zimeta in the first half of 2018, assuming that the FDA finds our responses acceptable. The regulatory approval is expected, but is subject to the typical risks inherent in such a process.

We have initiated pre-launch activities for Mirataz and Zimeta, including build-out of a small commercial team, execution of distribution agreements and commercial scale-up and manufacturing. In addition, we executed a commercial manufacturing agreement with DPT Laboratories, Ltd. for the manufacture of Mirataz and a commercial manufacturing agreement with Corden Pharma SPA for the manufacture of Zimeta. The two agreements provide for production to supply KindredBio’s initial launch and future commercial campaigns upon regulatory approval, with capabilities to meet excess demand.

We have also completed the pivotal field effectiveness study of Zimeta Oral (dipyrone oral gel) for the treatment of fever in horses and announced positive topline results in December 2017. This study was a multicenter, randomized, blinded, placebo-controlled pivotal study that enrolled 139 horses to assess the effectiveness of Zimeta Oral. We have completed the in-life portion of the Target Animal Safety Study and are analyzing the data. We anticipate submitting the effectiveness and safety technical sections of the NADA in the first half of 2018, and the CMC technical section by the end of 2018, assuming the data are supportive of approval. The oral gel form of dipyrone is expected to be an additional valuable tool for equine veterinarians to provide horse owners with an easy-to-administer fever reducing agent for the horse.

We are currently developing KIND-014 for the treatment of equine gastric ulcers in horses, KIND-015 for the management of clinical signs associated with equine metabolic syndrome and epoCatTM (feline recombinant erythropoietin) for the control of non-regenerative anemia in cats. We expect to continue pilot field efficacy studies for the three product candidates in 2018. In addition to early stage pilot field studies of anti-cytokine antibodies for atopic dermatitis in dogs and anti-TNF in septic foals, we are also developing multiple other products, including interleukin antibodies and canine checkpoint inhibitors. In all, we have over 20 programs for various indications for dogs, cats, and horses.

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

We have constructed a Good Manufacturing Practice, or GMP, biologics manufacturing plant in Burlingame, CA which is fully commissioned. We have proceeded to GMP manufacturing of our feline erythropoietin product candidate in January 2018. In addition, we acquired a second manufacturing plant in August 2017 in Elwood, Kansas and we have initiated the design and construction of our biologics manufacturing lines. The Elwood facility includes approximately 180,000 square feet with clean rooms, utility, equipment, and related quality documentation suitable for small molecule and biologics manufacturing.

We are a pre-commercialization company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception with cumulative net losses of $111,980,000 through December 31, 2017. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.
Historically, our funding has been a combination of private and public offerings. Our initial public offering in December 2013 provided us with net proceeds of $54,871,000 and a follow-on public offering in April 2014 provided us with net proceeds of $58,065,000 after deducting underwriting discounts and commissions. During the six months ended June 30, 2017, we completed the sale of 4,501,985 shares of common stock under an At Market Issuance Sales Agreement, or ATM, with FBR Capital Markets & Co. Net proceeds, after deducting approximately $1,038,000 in underwriting commissions and offering costs, were approximately $28,962,000. In July 2017, we completed an underwritten public offering of common stock. After giving effect to the exercise of the over-allotment option by the underwriters, the total number of shares sold by us in the public offering totaled 3,314,000 shares with gross proceeds of $24,855,000. Net proceeds, after deducting underwriting commission and offering costs, were approximately $23,198,000. As of December 31, 2017, we had cash, cash equivalents and investments in available-for-sale securities of $82,519,000.

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
Research and Development Expense
All costs of research and development are expensed in the period incurred. Research and development costs primarily consist of contracted development costs, manufacturing costs, salaries and related expenses for personnel, stock-based compensation expense, regulatory, outside service providers, professional and consulting services, travel costs and materials used in clinical trials and research and development.
We are currently pursuing over 20 indications. We typically use our employee and infrastructure resources across multiple development programs. We track outsourced development costs by development compound but do not allocate personnel or other internal costs related to development to specific programs or development compounds as these expenses are included in personnel costs and other internal costs.
General and Administrative Expense
General and administrative expense consists primarily of personnel costs, including salaries, related benefits and stock-based compensation for employees, consultants and directors. General and administrative expenses also include rent and other facilities costs, professional fees for legal, accounting, tax, information technology services, costs associated with being a public company and other general business services.
Interest and Other Income, Net

Consist of interest earned on our cash, cash equivalents and short-term investments and asset disposals.

Income Taxes
As of December 31, 2017, we had net operating loss carryforwards for federal and state income tax purposes of $93,253,000 and $93,172,000, respectively, which will begin to expire in fiscal year 2032. Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards. Our management concluded that, due to the uncertainty of realizing any tax benefits as of December 31, 2017, a valuation allowance was necessary to fully offset our deferred tax assets.
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

Fair Value Measurements

We invest our cash in money market funds, cash deposits and debt instruments of the U.S. government agency securities. In the current market environment, the assessment of the fair value of the debt securities can be difficult and subjective. Accounting Standards Codification, or ASC, 820, “Fair Value Measurements and Disclosure" standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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
Results of Operations
The following table summarizes the results of our operations for the periods indicated:

(In thousands, except per share amounts)	Years Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$17,665	$13,861	19,412
General and administrative	13,988	8,308	7,850
Restructuring costs	—	655	—
Total operating expenses	31,653	22,824	27,262

Loss from operations	(31,653)	(22,824)	(27,262)
Interest and other income, net	774	325	132
Net loss	(30,879)	(22,499)	(27,130)
Change in unrealized gains or losses on available-for-sale securities	—	19	(23)
Comprehensive loss	$(30,879)	$(22,480)	$(27,153)

Net loss per share attributable to common stockholders, basic and diluted	$(1.23)	$(1.13)	$(1.37)

Weighted-average number of common shares outstanding, basic and diluted	25,084	19,873	19,773

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

Research and development expense was as follows for the periods indicated:

(In thousands except percentages)	Years ended December 31,			Annual percent change
	2017	2016	2015	2017/2016	2016/2015
Payroll and related	$6,517	$5,794	$8,473	12%	(32)%
Consulting	1,669	1,204	1,144	39%	5%
Field trial costs, including materials	3,675	3,015	5,428	22%	(44)%
Stock-based compensation	1,650	1,464	1,857	13%	(21)%
Other	4,154	2,384	2,510	74%	(5)%
	$17,665	$13,861	$19,412	27%	(29)%

During the year ended December 31, 2017, research and development expense related primarily to advancing the development of Zimeta Oral and our leading small molecule and biologics product candidates. During this period we successfully completed and announced positive topline results on the pivotal trial of Zimeta Oral. We have responded to all comments from the FDA related to the NADA for Zimeta as well as Mirataz. We continue to advance additional product candidates in our small molecule programs as well as continue to advance our biologics program by building an in-house team to finalize the set-up of a GMP manufacturing process for our potential biologic candidates.

Research and development expenses for the year ended December 31, 2017 increased by 27% to $17.7 million compared with $13.9 million for the same period in 2016. Payroll and related expenses increased by $0.7 million due to increase in headcount as we advance our biologics programs. Our consulting and field trial costs increased by $0.5 million and $0.7 million, respectively, due to the pivotal field effectiveness study of Zimeta Oral for the treatment of fever in horses. In addition, stock-based compensation expense increased by approximately $0.2 million. Other costs have increased by $1.8 million as we have increased our rented lab spaces and incurring higher maintenance and depreciation expenses, as well as higher biologics manufacturing and lab supplies expenses. Outsourced research and development expense related to our Zimeta (IV and Oral), KIND-014, Mirataz and other product development programs for the year ended December 31, 2017 were $1.7 million, $0.6 million, $0.3 million and $1.9 million, respectively.

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

General and Administrative Expense
The composition of general and administrative expense was as follows for the periods indicated:

(In thousands except percentages)	Years ended December 31,			Annual percent change
	2017	2016	2015	2017/2016	2016/2015
Payroll and related	$4,391	$2,583	$1,944	70%	33%
Consulting, professional and legal fees	2,011	996	1,461	102%	(32)%
Stock-based compensation	3,557	2,164	2,300	64%	(6)%
Corporate and marketing expenses	2,084	1,468	992	42%	48%
Other	1,945	1,097	1,153	77%	(5)%
	$13,988	$8,308	$7,850	68%	6%

General and administrative expenses for the year ended December 31, 2017 increased by 68% to $14.0 million compared with $8.3 million for the same period in 2016. The increase in general and administrative expense was related to increased headcount including higher marketing and corporate expenses as we have initiated pre-launch activities and build-out of a small commercial team. In addition, higher stock-based compensation expense along with higher consulting and professional fees as we build out our corporate infrastructure, also contributed to the increase in expenses .

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

We expect general and administrative expense to increase going forward as we prepare for the commercial launches of Zimeta and Mirataz and the expansion of our sales force and medical affairs personnel including corporate infrastructure in the expected commercialization of the two products.
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
Interest and Other Income, Net

(In thousands)	Years ended December 31,
	2017	2016	2015
Interest and other income, net	$774	$325	$132
The increase of approximately $449,000 in 2017 compared to 2016 and $193,000 in 2016 compared to 2015 was due to higher interest income from higher cash balances in 2017 as a result of the completion of our ATM financing and follow-on public offering of common stock, and higher interest income from better market performance in 2016.

Liquidity and Capital Resources
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in September 2012 through December 31, 2017. As of December 31, 2017, we had an accumulated deficit of $112.0 million. During the year ended December 31, 2013, we raised approximately $66.0 million, net of offering costs, primarily in connection with our initial public offering and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering). On April 8, 2014, we completed a follow-on public offering of common stock, resulting in net proceeds of approximately $58.1 million. In 2017, we completed the sale of common stock under an ATM financing as well as an underwritten public offering, resulting in net proceeds of approximately $28,962,000 and $23,198,000, respectively. As of December 31, 2017, we had cash, cash equivalents and investments in available-for-sale securities of approximately $82.5 million, which we believe are sufficient to fund our planned operations for at least the next 18 months.
Cash Flows
The following table shows a summary of our cash flows for the periods set forth below:

(In thousands)	Years ended December 31,
	2017	2016	2015
Cash flows used in operating activities	$(21,878)	(18,781)	(22,757)
Cash flows provided by (used in) investing activities	$(2,668)	5,314	29,437
Cash flows provided by financing activities	$52,672	162	343
Net cash used in operating activities
During the year ended December 31, 2017, net cash used in operating activities was $21.9 million. Our net loss of $30.9 million included non-cash charges primarily in the form of share-based compensation of $5.2 million, depreciation expense of $475,000 and accretion of discounts and amortization of premiums on investments of $162,000. The non-cash charges were partly impacted by changes in operating assets and liabilities that resulted in approximately $3.1 million of cash provided by operating activities.

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

Net cash provided by (used in) investing activities
During the year ended December 31, 2017, net cash used in investing activities was $2.7 million, which resulted from $3.3 million related to the proceeds of sales and maturities of investments, net of purchases of investments, offset by $6.2 million in purchases of property and equipment, of which $0.3 million is included in accounts payable and accrued liabilities at December 31, 2017.

During the year ended December 31, 2016, net cash provided by investing activities was $5.3 million, which resulted from $6.3 million related to the maturities of investments, net of purchases of investments, partially offset by $1.6 million in purchases of property and equipment, of which $0.7 million is included in accounts payable and accrued liabilities at December 31, 2016.

During the year ended December 31, 2015, net cash provided by investing activities was $29.4 million, which resulted from $30.2 million related to the proceeds of sales and maturities of investments, net of purchases of investments, partially offset by $1.0 million in purchases of property and equipment, of which $0.3 million is included in accounts payable and accrued liabilities at December 31, 2015.

Net cash provided by financing activities
During the year ended December 31, 2017, net cash provided by financing activities consisted of approximately $52.2 million in net proceeds from the sale of common stock through an ATM and follow-on public offering, and approximately $0.5 million from the exercise of stock options and purchase of ESPP shares.

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

We believe our existing cash, cash equivalents and investments in available-for-sale securities will be sufficient to fund our operating plan for at least the next 18 months and through the anticipated approvals and launches of our lead product candidates Zimeta and Mirataz. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Contractual Obligations

We have non-cancelable operating leases for two office spaces and expanded laboratory space under which we are obligated to make minimum lease payments totaling $3.0 million through May 2022, the timing of which is described in more detail in the notes to the consolidated financial statements. In addition, we have three operating leases for equipment under which we are obligated to make minimum lease payments totaling $46,000 through 2020.

Off-Balance Sheet Arrangements
Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". This new standard will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, becomes effective in the first quarter of fiscal year 2018, but allows the adoption of the standard one year earlier if we so choose. The analysis identifying areas that will be impacted by the new guidance is complete. Additionally, we will continue to monitor modifications, clarifications, and interpretations issued by the FASB that may impact its assessment. We do not currently have and have never had any contracts that are within the scope of ASC 606, "Revenue from Contracts with Customers" or its predecessor guidance, ASC 605, "Revenue Recognition". Accordingly, based on our current assessment as of December 31, 2017, we do not believe adopting this guidance in the first quarter of 2018 will have a material impact on our consolidated financial statements as we are not currently generating revenues.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments and also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We have adopted the new guidance and it did not have a material impact on our consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting”, which amends ASC Topic 718, “Compensation - Stock Compensation”. The ASU includes provisions intended to (1) provide clarity and (2) reduce diversity in practice and reduce cost and complexity when calculate stock compensation, on a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public business entities for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We have adopted the new guidance and it did not have a material impact on our consolidated financial statements.

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

We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our short-term investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of December 31, 2017, our cash equivalents, short-term and long-term investments are invested in money market funds, U.S. treasury bills, U.S. treasury bonds, U.S. government agencies, commercial paper and high grade corporate notes. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.

We do not currently have exposure to foreign currency risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated financial statements appear commencing on page F-1 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers"), as appropriate, to allow timely decisions regarding required disclosures.
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
As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report on Form 10-K, management, under the supervision and with the participation of our Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies under the JOBS Act.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Our financial statements and related notes thereto are listed and included in this Annual Report on Form 10-K beginning on page F-1. The following exhibits are filed with, or are incorporated by reference into, this Annual Report:

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement between Kindred Biosciences, Inc. and Ladenburg Thalmann & Co. Inc. as representative of the several underwriters named therein dated July 12, 2017 (14)

3.1	Amended and Restated Certificate of Incorporation of Kindred Biosciences, Inc.(1)

3.2	Amended and Restated Bylaws of Kindred Biosciences, Inc.(1)

3.3	Certificate of Designations of Series A Preferred Stock of Kindred Biosciences, Inc. (12)

4.1	Specimen Common Stock Certificate of Kindred Biosciences, Inc. (2)

4.2	Rights Agreement between Kindred Biosciences, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent dated May 19, 2017 (12)

10.1	Kindred Biosciences, Inc. 2012 Equity Incentive Plan †(3)

10.2	Form of Stock Option Agreement under 2012 Equity Incentive Plan †(8)

10.3	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan †(5)

10.4	Kindred Biosciences, Inc. 2014 Employee Stock Purchase Plan †(7)

10.5	Kindred Biosciences, Inc. 2016 Equity Incentive Plan †(10)

10.6	Form of Stock Option Agreement under 2016 Equity Incentive Plan †(11)

10.7	Form of Restricted Stock Award Agreement under 2016 Equity Incentive Plan† (17)

10.8	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan†

10.9	Employment Agreement dated September 1, 2013 between Kindred Biosciences, Inc. and Richard Chin, M.D. †(3)

10.10	Amendment No. 2, dated November 11, 2013, to Employment Agreement between Kindred Biosciences, Inc. and Richard Chin, M.D. †(4)

10.11	Employment Agreement dated June 30, 2013 between Kindred Biosciences, Inc. and Stephen Sundlof, D.V.M., Ph.D †(3)

10.12	Amendment No. 1, dated June 4, 2015, to Employment Agreement between Kindred Biosciences, Inc. and Stephen Sundlof, D.V.M., Ph.D †(9)

10.13	Employment Agreement dated June 20, 2013 between Kindred Biosciences, Inc. and Denise Bevers (4)

10.14	Amendment No. 1 dated November 11, 2013 to Employment Agreement between Kindred Biosciences, Inc. and Denise Bevers †(4)

10.15	Amendment No. 2 dated June 4, 2015 to Employment Agreement between Kindred Biosciences, Inc. and Denise Bevers †(9)

10.16	Amendment No. 3 dated May 19, 2017 to Employment Agreement between Kindred Biosciences, Inc. and Denise Bevers †(12)
10.17	Employment Agreement dated July 24, 2017 between Kindred Biosciences, Inc. and Wendy Wee †(15)

Exhibit No.	Description

10.18	Form of Indemnification Agreement between Kindred Biosciences, Inc. and each of its directors and executive officers †(4)

10.19	Office Lease Agreement by and between Kindred Biosciences, Inc. and Oritz Corporation dated May 27, 2014 (6)

10.20	Office Lease Addendum by and between Kindred Biosciences, Inc. and Oritz Coporation dated April 6, 2017

10.21	Office Lease Second Addendum by and between Kindred Biosciences, Inc. and Oritz Coporation dated June 27, 2017

10.22	Commercial Manufacture and Supply Agreement by and between Kindred Biosciences, Inc. and Corden Pharma S.p.A dated June 21, 2017. (13)

10.23	Purchase Agreement by and between Kindred Biosciences, Inc. and Strategic Veterinary Pharmaceuticals, Inc. dated June 21, 2017. (13)

10.24	Commercial Manufacture and Supply Agreement by and between Kindred Biosciences, Inc. and DPT Laboratories, Ltd. dated November 6, 2017. (16)

21.1	Subsidiaries of the registrant

23.1	Consent of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensatory plan or arrangement.

(1)	Previously filed on December 17, 2013 as an exhibit to Registrant’s Report on Form 8-K and incorporated herein by reference.

(2)	Previously filed on December 2, 2013 as an exhibit to Registrant’s Amendment No. 4 to Registration Statement on Form S‑1 (File No. 333‑192242) and incorporated herein by reference.

(3)	Previously filed on November 8, 2013 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-192242) and incorporated herein by reference.

(4)	Previously filed on November 13, 2013 as an exhibit to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-192242) and incorporated herein by reference.
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
(12) Previously filed on May 24, 2017 as an exhibit to Registrant’s Report on Form 8-K and incorporated herein by reference.
(13) Previously filed on June 26, 2017 as an exhibit to Registrant’s Report on Form 8-K and incorporated herein by reference.
(14) Previously filed on July 12, 2017 as an exhibit to Registrant’s Report on Form 8-K and incorporated herein by reference.
(15) Previously filed on July 24, 2017 as an exhibit to Registrant’s Report on Form 8-K and incorporated herein by reference.
(16) Previously filed on November 7, 2017 as an exhibit to Registrant’s Report on Form 8-K and incorporated herein by reference.
(17) Previously filed on March 1, 2017 as an exhibit to Registrant’s Annual Report on Form 10-K and incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDRED BIOSCIENCES, INC.

Date: March 1, 2018	By:	/s/ Wendy Wee
Wendy Wee
Chief Financial Officer and Principal Financial and Accounting Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Chin, M.D.	President, Chief Executive Officer and Director	March 1, 2018
Richard Chin, M.D.	(Principal Executive Officer)

/s/ Wendy Wee	Chief Financial Officer	March 1, 2018
Wendy Wee	(Principal Financial and Accounting Officer)

/s/ Herbert Montgomery	Director	March 1, 2018
Herbert Montgomery

/s/ Raymond Townsend	Director	March 1, 2018
Raymond Townsend

/s/ Ervin Veszprémi	Director	March 1, 2018
Ervin Veszprémi

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Kindred Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kindred Biosciences, Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KMJ Corbin & Company LLP

We have served as the Company's auditor since 2013.

Costa Mesa, California
March 1, 2018

Kindred Biosciences, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$34,813	$6,687
Short-term investments	46,207	50,068
Prepaid expenses and other	797	1,282
Total current assets	81,817	58,037
Property and equipment, net	7,457	2,441
Long-term investments	1,499	1,052
Other assets	49	46
Total assets	$90,822	$61,576

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,439	$410
Accrued compensation	2,688	1,807
Accrued liabilities	1,900	1,650
Total current liabilities	6,027	3,867
Long-term liability	115	29
Total liabilities	6,142	3,896

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock; $0.0001 par value; 100,000,000 shares authorized; 28,182,563 shares and 19,916,290 shares issued and outstanding at December 31, 2017 and 2016, respectively	3	2
Additional paid-in capital	196,688	138,810
Accumulated other comprehensive loss	(31)	(31)
Accumulated deficit	(111,980)	(81,101)
Total stockholders’ equity	84,680	57,680
Total liabilities and stockholders’ equity	$90,822	$61,576

The accompanying notes are integral part of these consolidated financial statements.

Kindred Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$17,665	$13,861	$19,412
General and administrative	13,988	8,308	7,850
Restructuring costs	—	655	—
Total operating expenses	31,653	22,824	27,262

Loss from operations	(31,653)	(22,824)	(27,262)
Interest and other income, net	774	325	132
Net loss	(30,879)	(22,499)	(27,130)
Change in unrealized gains or losses on available-for-sale securities	—	19	(23)
Comprehensive loss	$(30,879)	$(22,480)	$(27,153)

Net loss per share, basic and diluted	$(1.23)	$(1.13)	$(1.37)

Weighted-average number of common shares outstanding, basic and diluted	25,084	19,873	19,773

The accompanying notes are integral part of these consolidated financial statements.

Kindred Biosciences, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2014	19,724	$2	$130,521	$(27)	$(31,472)	$99,024
Comprehensive loss
Net loss	—	—	—	—	(27,130)	(27,130)
Change in unrealized losses on available-for-sale securities	—	—	—	(23)	—	(23)
Total comprehensive loss						(27,153)
Stock-based compensation	—	—	4,157	—	—	4,157
Exercise of common stock options	58	—	105	—	—	105
Common stock issued under ESPP	54	—	238	—	—	238
Balance at December 31, 2015	19,836	2	135,021	(50)	(58,602)	76,371
Comprehensive loss
Net loss	—	—	—	—	(22,499)	(22,499)
Change in unrealized losses on available-for-sale securities	—	—	—	19	—	19
Total comprehensive loss						(22,480)
Stock-based compensation	—	—	3,627	—	—	3,627
Exercise of common stock options	40	—	23	—	—	23
Common stock issued under ESPP	40	—	139	—	—	139
Balance at December 31, 2016	19,916	2	138,810	(31)	(81,101)	57,680
Comprehensive loss
Net loss	—	—	—	—	(30,879)	(30,879)
Change in unrealized losses on available-for-sale securities	—	—	—	—	—	—
Total comprehensive loss						(30,879)
Restricted stock awards, unvested	250	—	—	—	—	—
Stock-based compensation	—	—	5,207	—	—	5,207
Exercise of common stock options	157	—	311	—	—	311
At-the-Market issuance of common stock, net of $1,038 of issuance costs	4,502	1	28,961	—	—	28,962
Public offering of common stock, net of $1,657 of offering costs	3,314	—	23,198	—	—	23,198
Common stock issued under ESPP	44	—	201	—	—	201
Balance at December 31, 2017	28,183	$3	$196,688	$(31)	$(111,980)	$84,680

The accompanying notes are integral part of these consolidated financial statements.

Kindred Biosciences, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net loss	$(30,879)	$(22,499)	$(27,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,207	3,627	4,157
Depreciation and amortization expense	475	155	146
Loss on disposal of property and equipment	27	3	—
Amortization of premium on marketable securities	162	274	228
Changes in operating assets and liabilities:
Prepaid expenses and other	485	(570)	(235)
Other assets	(3)	(16)	(8)
Accounts payable	1,280	(710)	30
Accrued liabilities and accrued compensation	1,368	955	55
Net cash used in operating activities	(21,878)	(18,781)	(22,757)

Cash Flows from Investing Activities
Purchase of investments	(70,110)	(72,047)	(102,195)
Sale of investments	4,897	—	3,000
Maturities of investments	68,465	78,313	129,361
Purchase of property and equipment	(5,920)	(952)	(729)
Net cash provided by (used in) investing activities	(2,668)	5,314	29,437

Cash Flows from Financing Activities
Exercise of stock options and purchase of ESPP shares	512	162	343
Net proceeds from sale of common stock	52,160	—	—
Net cash provided by financing activities	52,672	162	343
Net change in cash and cash equivalents	28,126	(13,305)	7,023
Cash and cash equivalents at beginning of year	6,687	19,992	12,969
Cash and cash equivalents at end of year	$34,813	$6,687	$19,992

Supplemental disclosure of non-cash financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$266	$670	$267

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
Liquidity
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception and had an accumulated deficit of $111,980,000 as of December 31, 2017. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and begin to commercialize any approved products. To date, we have been funded primarily through sales of convertible preferred stock, the sale of our common stock in our initial public offering in December 2013, the sale of our common stock in our April 2014 follow-on public offering, periodic sales of our common stock under the ATM in the first half year of 2017 and the sale of our common stock in a follow-on public offering in the third quarter of 2017. We might require additional capital until such time as we can generate operating revenues in excess of operating expenses. In December 2016, we entered into an At Market Issuance Sales Agreement with FBR Capital Markets & Co., or FBR, whereby we were able to issue and sell shares of our common stock having an aggregate offering price up to $30.0 million. During the six months ended June 30, 2017, we sold 4,501,985 shares through FBR under the sales agreement and received approximately $28,962,000 in net proceeds after deducting commissions and other related expenses. On July 12, 2017, we completed an underwritten public offering of 3,000,000 shares of common stock at an offering price of $7.50 per share for total gross proceeds of $22,500,000. On August 11, 2017, we completed the closing of the exercise of the underwriter's option to purchase an additional 314,000 shares of common stock at the public offering price of $7.50 per share, resulting in additional gross proceeds of $2,355,000. After giving effect to the exercise of the over-allotment option, the total number of shares sold by us in the public offering increased to 3,314,000 shares and gross proceeds increased to $24,855,000. Net proceeds, after deducting underwriting commission and offering costs, were approximately $23,198,000. We believe our cash, cash equivalents, short-term and long-term investments of $82,519,000 at December 31, 2017 are sufficient to fund our operations for at least the next 18 months.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned Subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.
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

Concentration of Credit Risk and of Significant Suppliers
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and investments. From time to time, we maintain cash and cash equivalent balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation ("SIPC"). Primarily all of our cash, cash equivalents and investments at December 31, 2017 were in excess of amounts insured by the FDIC and SIPC. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

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
Government agency notes, corporate notes and commercial papers are recorded at their estimated fair value. Since these available-for-sale securities generally have market prices from multiple sources and it can be difficult to select the best individual price directly from the quoted prices in the active markets, we use Level 2 inputs for the valuation of these securities. Using the Level 2 inputs, a “consensus price” or a weighted average price for each of these securities can be derived from a distribution-curve-based algorithm which includes market prices obtained from a variety of industrial standard data providers (e.g. Bloomberg), security master files from large financial institutions, and other third-party sources.

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

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

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
Stock-Based Compensation
Our stock-based compensation plan (see Note 8) provides for the grant of stock options, restricted common stock and stock appreciation rights. The estimated fair values of employee stock option grants are determined

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

as of the date of grant using the Black-Scholes option pricing model. This method incorporates the fair value of our common stock at the date of each grant and various assumptions such as the risk-free interest rate, expected volatility based on the historic volatility of publicly-traded peer companies, expected dividend yield, and expected term of the options. The estimated fair values of restricted stock awards are determined based on the fair value of our common stock on the date of grant. The estimated fair values of stock-based awards, including the effect of estimated forfeitures, are expensed over the requisite service period, which is generally the awards’ vesting period. We classify stock-based compensation expense in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified.
Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows Financial Accounting Standards Board ("FASB") guidance. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance is reached. For transactions in which the fair value of the equity instrument issued to non-employees is the more reliable measurement and a measurement date has not been reached, the fair value is re-measured at each vesting and reporting date using the Black-Scholes option pricing model. Compensation expense for these share-based awards is recognized over the term of the consulting agreement or until the award is approved and settled.
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

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". This new standard will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, becomes effective in the first quarter of fiscal year 2018, but allows the adoption of the standard one year earlier if we so choose. The analysis identifying areas that will be impacted by the new guidance is complete. Additionally, we will continue to monitor modifications, clarifications, and interpretations issued by the FASB that may impact its assessment. We do not currently have and have never had any contracts that are within the scope of ASC 606, "Revenue from Contracts with Customers" or its predecessor guidance, ASC 605, "Revenue Recognition". Accordingly, based on our current assessment as of December 31, 2017, we do not believe adopting this guidance in the first quarter of 2018 will have a material impact on our consolidated financial statements as we are not currently generating revenues.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments and also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We have adopted the new guidance and it did not have a material impact on our consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting”, which amends ASC Topic 718, “Compensation - Stock Compensation”. The ASU includes provisions intended to (1) provide clarity and (2) reduce diversity in practice and reduce cost and complexity when calculate stock compensation, on a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public business entities for annual reporting periods, and interim periods within those annual periods, beginning after

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

December 15, 2017. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We have adopted the new guidance and it did not have a material impact on our consolidated financial statements.

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

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2017 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

(In thousands)	Fair Value Measurements as of December 31, 2017
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$801	$801	$—	$—
Commercial paper	31,977	—	31,977	—
Corporate notes	1,500	—	1,500	—
Short-term investments:
Commercial paper	22,052	—	22,052	—
U.S. government agency notes	6,746	—	6,746	—
U.S. treasury bonds and notes	3,482	3,482	—	—
Corporate notes	13,927	—	13,927	—
Long-term investments:
Corporate notes	1,499	—	1,499	—
	$81,984	$4,283	$77,701	$—

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

There were no other transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2017.

During the year ended December 31, 2016, U.S. treasuries were transferred from Level 2 to Level 1. With the exception of U.S. treasuries, there were no other transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2016.

At December 31, 2017 and 2016, we did not have any financial liabilities which were measured at fair value on a recurring basis.

4. Investments

The following tables summarize our investments in available-for-sale securities by significant investment category reported as short-term or long-term investments as of December 31, 2017 and 2016 (in thousands):

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$22,052	$—	$—	$22,052
U.S. government agency notes	6,750	—	(4)	6,746
U.S. treasury bonds and notes	3,483	—	(1)	3,482
Corporate notes	13,946	—	(19)	13,927
	46,231	—	(24)	46,207
Long-term investments:
Corporate notes	1,506	—	(7)	1,499
Total available-for-sale investments	$47,737	$—	$(31)	$47,706

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$5,996	$1	$—	$5,997
Commercial paper	4,228	—	—	4,228
U.S. government agency notes	13,552	1	(3)	13,550
U.S. treasury bonds and notes	11,015	1	(1)	11,015
Corporate notes	15,305	—	(27)	15,278
	50,096	3	(31)	50,068
Long-term investments:
Corporate notes	1,055	—	(3)	1,052
Total available-for-sale investments	$51,151	$3	$(34)	$51,120

The following table summarizes the contractual maturities of our available-for-sale securities at December 31, 2017 (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$46,231	$46,207
Mature in one year or more	$1,506	$1,499

5. Property and Equipment, Net

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2017	2016
Computer and lab equipment	$2,303	$565
Furniture & fixtures	46	41
Leasehold improvements	930	82
Construction-in-process	4,969	2,073
Total	8,248	2,761
Less accumulated depreciation and amortization	(791)	(320)
Property and equipment, net	$7,457	$2,441
Construction-in-process is comprised of a building, land, land improvement and equipment that have not been put into services for its intended use as of December 31, 2017. As disclosed in Note 2, the Plant was purchased for $3,750,000, which includes approximately eight acres of land, all improvements located at the Plant, and all personal property and intangible property located at the Plant or used in connection with the operation of the Plant. We also purchased approximately $1,219,000 additional manufacturing and lab equipment that have not been put into service, resulting in a construction-in-process balance of $4,969,000 at December 31, 2017.

Depreciation and amortization expense was $475,000, $155,000 and $146,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

6. Accrued Liabilities
Accrued liabilities consisted of the following as of December 31, 2017 and 2016:

(In thousands)	December 31, 2017	December 31, 2016
Accrued consulting	$335	$106
Accrued research and development costs	919	1,390
Accrued other	646	124
Deferred rent	115	59
	2,015	1,679
Less current portion	(1,900)	(1,650)
Long-term liability (deferred rent)	$115	$29

7. Stockholders' Equity
Preferred Stock
Our Certificate of Incorporation, as amended, authorizes us to issue 10,000,000 shares of $0.0001 par value preferred stock. At December 31, 2017, 100,000 unissued shares of our preferred stock are designated as Series A Preferred Stock, and the remaining 9,900,000 unissued shares of our preferred stock are undesignated.

Common Stock

Our Certificate of Incorporation, as amended and restated, authorizes us to issue 100,000,000 shares of

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

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
In 2015, we issued 58,126 shares of common stock upon exercise of stock options for total proceeds of $105,000. In addition, we issued 53,752 shares of common stock to employees in connection with our employee stock purchase program for total proceeds of $238,000.

In 2016, we issued 39,501 shares of common stock upon exercise of stock options for total proceeds of $23,000. In addition, we issued 40,429 shares of common stock to employees in connection with our employee stock purchase program for total proceeds of $139,000.

In 2017, we issued 156,927 shares of common stock upon exercise of stock options for total proceeds of $311,000. In addition, we issued 43,561 shares of common stock to employees in connection with our employee stock purchase program for total proceeds of $201,000.

As of December 31, 2017, we had 28,182,563 shares of common stock outstanding.

Stock Offerings

In January 2015, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $150.0 million. On December 19, 2016, we entered into an At Market Issuance Sales Agreement with FBR Capital Markets & Co., or FBR, pursuant to which we were able to issue and sell shares of our common stock having an aggregate offering price up to $30.0 million, through FBR as our sales agent. In conjunction with the sales agreement, FBR received compensation based on an aggregate of 3% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the sales agreement were deemed an “at-the-market” offering and were made pursuant to the shelf registration statement on Form S-3. For the year ended December 31, 2016, we did not sell any shares through FBR under the sales agreement. During the six months ended June 30, 2017, we completed the sale of 4,501,985 shares of common stock under the Sales Agreement. Net proceeds, after deducting approximately $906,000 in commissions and fees and approximately $132,000 in offering costs, were approximately $28,962,000. On July 12, 2017, we completed an underwritten public offering of 3,000,000 shares of common stock at an offering price of $7.50 per share for total gross proceeds of $22,500,000. On August 11, 2017, we completed the closing of the exercise of the underwriter's option to purchase an additional 314,000 shares of common stock at the public offering price of $7.50 per share, resulting in additional gross proceeds of $2,355,000. After giving effect to the exercise of the over-allotment option, the total number of shares sold by us in the public offering increased to 3,314,000 shares and gross proceeds increased to $24,855,000. Net proceeds, after deducting underwriting commission and offering costs, were approximately $23,198,000.

In January 2018, we filed a new shelf registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $150.0 million.

8. Stock-Based Awards and Benefit Plan
On November 4, 2012, our board of directors adopted the Kindred Biosciences, Inc. 2012 Equity Incentive

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

Plan or the “2012 Plan". The 2012 Plan provided for our board of directors to grant incentive stock options or non-qualified stock options for the purchase of common stock, to issue or sell shares of restricted common stock and to grant stock appreciation rights (“SARs”) to our employees, directors, consultants and advisers of the Company. Pursuant to the terms of the 2012 Plan, no options or SARs shall be granted under the 2012 Plan after 10 years from the date of adoption of the 2012 Plan. We have reserved 4,000,000 shares of our common stock for issuance under the 2012 Plan. The 2012 Plan terminated in May 2016 and 3,315,200 stock option shares which had been granted prior to the plan’s expiration remaining outstanding as of December 31, 2017.
In May 2016, we adopted the 2016 Equity Incentive Plan or the “2016 Plan”, and reserved 3,000,000 shares of our common stock for issuance under the 2016 Plan. The 2016 Plan is the successor to our 2012 Plan and all awards made under the 2012 Plan shall remain subject to the terms of that plan. Options granted under the 2016 Plan may be either incentive stock options or nonstatutory stock options. The 2016 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The exercise price of a stock option may not be less than 100% of the closing price of our common stock on the date of the grant. If, at any time we grant an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of one or four years from the date of grant. Options granted under the 2016 Plan expire no later than 10 years from the date of grant. As of December 31, 2017, there were 1,258,425 option shares outstanding, 250,000 restricted stock awards issued but unvested, and 1,488,450 shares available for future grants under the 2016 Plan.

2014 Employee Stock Purchase Plan

In December 2014, our board of directors adopted the Kindred Biosciences, Inc. 2014 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 200,000 shares of our common stock are authorized for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined six months consecutive offering periods beginning on December 1 with the exception of our first offering period which commenced on January 1, 2015 for a five months duration. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. A participant may purchase a maximum of 2,000 shares of common stock during each offering period, not to exceed $25,000 worth of common stock on the offering date during each calendar year. We use the Black-Scholes option pricing model, in combination with discounted employee price, in determining the value of the Purchase Plan expense to be recognized during each offering period. The weighted-average grant date fair value per share using the Black-Scholes option pricing model was $1.73 during the year ended December 31, 2017.

As of December 31, 2017, there were 137,542 shares of common stock issued under the Purchase Plan and 62,458 shares available for future issuance under the Purchase Plan. At December 31, 2017 and 2016, we had an outstanding liability of $27,000 and $17,000, respectively, which is included in accrued compensation on the consolidated balance sheets, for employee contributions to the Purchase Plan for shares pending issuance at the end of the next offering period.

Reserved Shares

At December 31, 2017, shares of common stock reserved for future issuance inclusive of outstanding option shares are as follows:

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

2016 Equity Incentive Plan	2,746,875
2014 Employee Stock Purchase Plan	62,458
2,809,333

Stock Option Plan Activity Summary

A summary of activity under our stock option plans is as follows:

	Shares Available For Grant	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining ContractualTerm (In Years)	Aggregate Intrinsic Value
Balance, December 31, 2014	1,571,298	2,329,415	$7.60
Granted	(922,083)	922,083	$6.54
Exercised		(58,126)	$1.81
Expired	5,104	(5,104)	$19.96
Forfeited - stock options	72,083	(72,083)	$12.48
Balance, December 31, 2015	726,402	3,116,185	$7.26	8.2	$2,908,000
2012 Plan terminated (a)	(307,107)
2016 Plan authorized (b)	3,000,000
Granted	(847,683)	847,683	$3.48
Exercised		(39,501)	$0.57
Expired	43,818	(43,818)	$14.52
Forfeited - stock options	312,220	(312,220)	$7.06
Balance, December 31, 2016	2,927,650	3,568,329	$6.36	7.5	$4,353,000
2012 Plan true up retired shares (c)	(26,977)
2016 Plan issued RSA shares (d)	(250,000)
Granted	(1,208,200)	1,208,200	$6.62
Exercised		(156,927)	$1.98
Expired	7,267	(7,267)	$14.54
Forfeited - stock options	38,710	(38,710)	$6.60
Balance, December 31, 2017	1,488,450	4,573,625	$6.57	7.2	$18,745,000
Options vested and expected to vest, December 31, 2017		4,573,625	$6.57	7.2	$18,745,000
Options exercisable, December 31, 2017		2,962,057	$6.80	6.4	$13,208,000
(a) The 2012 Equity Incentive Plan terminated in May 2016. All shares available for grant under this Plan expired.
(b) The 2016 Equity Incentive Plan was adopted and approved by stockholders in May 2016.
(c) True up of all expired shares available for grant under the 2012 Equity Incentive Plan, which was terminated in May 2016.
(d) Issued 250,000 RSA shares on 01/23/2017 under the 2016 Equity Incentive Plan.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of options and the fair value of our common stock for those options that had exercise prices lower than the fair value of our common stock on December 31, 2017, 2016 and 2015.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

2015 was $911,000, $117,000 and $266,000, respectively.
We received proceeds of $311,000, $23,000 and $105,000 from the exercise of common stock options during the years ended December 31, 2017, 2016 and 2015, respectively.
The weighted-average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $4.21, $2.45 and $5.03 per share, respectively.
Restricted Stock
On January 23, 2017, we granted 250,000 shares of restricted stock awards to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. The total stock-based compensation expense related to these awards is $1,600,000. As of December 31, 2017, we have an aggregate of approximately $1,225,000 unrecognized stock-based compensation expense for restricted stock awards outstanding which is expected to be recognized over a weighted-average period of 3.1 years. We did not grant any restricted common stock in 2016 and 2015.

Restricted stock activity for the year ended December 31, 2017, was as follows:

Restricted Stock Award	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2016	—	—
Granted	250,000	$6.40
Vested	—	—
Forfeited	—	—
Unvested balance at December 31, 2017	250,000	$6.40

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

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

Total stock-based compensation expense, related to all of our share-based payment awards, is comprised of the following:

(In thousands)	Years Ended December 31,
	2017	2016	2015
Research and development	$1,650	$1,463	$1,857
General and administrative	3,557	2,164	2,300
	$5,207	$3,627	$4,157

Total stock-based compensation expense includes stock options, restricted stock award and expense from the Purchase Plan for the years ended December 31, 2017, 2016, and 2015.
We had an aggregate of approximately $5,524,000 of unrecognized stock-based compensation expense for options outstanding and the Purchase Plan as of December 31, 2017, which is expected to be recognized over a weighted average period of 2.6 years.

Valuation assumptions

The relevant data used to determine the fair value of stock options earned or granted and the Purchase Plan is as follows:

	Years Ended December 31,
	2017	2016	2015
Stock options:
Weighted average risk-free interest rate	1.98%	1.61%	1.51%
Weighted average expected term (in years)	6.0	6.3	6.1
Weighted average expected volatility	70.4%	83.4%	94.8%
Weighted average expected dividend yield	—	—	—
Fair value at grant date	$4.21	$2.45	$5.03

Employee stock purchase plan:
Weighted average risk-free interest rate	1.04%	0.50%	0.08%
Weighted average expected term (in years)	0.5	0.5	0.5
Weighted average expected volatility	56.7%	84.4%	80.7%
Weighted average expected dividend yield	—	—	—
Fair value at grant date	$1.73	$1.42	$2.08

Restricted Stock Award:
Fair value at grant date	$6.40	—	—

9. Commitments and Contingencies

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

Operating Leases
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

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $679,000, $522,000 and $339,000, respectively. In addition, we have three operating leases for equipment through 2020. As of December 31, 2017, we are obligated to make minimum lease payments under all of our operating leases as follows (in thousands):

Year ending December 31,	Lease Payments
2018	$812
2019	810
2020	726
2021	459
2022	194
Total	$3,001
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

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

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
Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows:

(In thousands, except percentages)	For the years ended December 31,
	2017		2016		2015
Income tax expense (benefit) at statutory federal rate	$(10,499)	34.0%	$(7,651)	34.0%	$(9,226)	34.0%
State income tax, net of federal benefit	(1,880)	6.1	(1,389)	6.2	(1,678)	6.2
Permanent items	63	(0.2)	38	(0.2)	58	(0.2)
Research credits	(1,172)	3.8	(970)	4.3	(1,379)	5.1
Stock-based compensation	(122)	0.4	(29)	0.1	—	—
ASC 740-10	469	(1.5)	388	(1.7)	552	(2)
Change in valuation allowance	(128)	0.4	9,602	(42.6)	11,924	(43.9)
Tax Cuts and Jobs Act	13,092	(42.4)	—	—	—	—
Other	177	(0.6)	11	(0.1)	(251)	0.8
Provision (benefit) for income taxes	$—	—%	$—	—%	$—	—%

Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future periods. The components of the deferred tax assets are as follows at December 31, 2017 and 2016:

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

	December 31,
(In thousands)	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$26,369	$27,093
Research & development credits	3,044	2,173
Accrued expenses	753	720
Amortization and depreciation	(132)	2,738
Stock-based compensation	4,860	2,296
Other	12	14
	34,906	35,034
Valuation Allowance	(34,906)	(35,034)
Net current deferred tax assets	$—	$—

At December 31, 2017, we had net deferred tax assets of $34,906,000. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset.
Additionally, the future utilization of our net operating loss and research and development tax credits carryforwards is subject to annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of the net operating loss and research and development tax credit carryforward and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. We believe we incurred ownership changes since April 2014, however, we have not completed an analysis yet to determine the impact of our ability to use net operating losses and research and development credits as of December 31, 2017.
At December 31, 2017, we had federal and California net operating loss carryovers of $93,253,000 and $93,172,000, respectively. The federal and California net loss carryforwards will begin to expire in 2032.
At December 31, 2017, we had federal and state research tax credit carryovers of approximately $2,972,000 and $2,660,000, respectively. The federal research and development tax credit carryforwards will begin to expire in 2033. The California research and development credit carryforwards are available indefinitely.
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
A rollforward of changes in our unrecognized tax benefits is shown below.

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands)	December 31,
	2017	2016
Balance at beginning of year	$1,698	$1,234
Additions based on tax positions related to the current year	554	464
Additions for tax positions of prior years	—	—
Balance at end of year	$2,252	$1,698

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized and realized is $2,029,000.
Our practice is to recognize interest and/or penalties related to income tax matters as income tax expense. We had no accrual for interest or penalties on our accompanying consolidated balance sheets at December 31, 2017 and 2016, and have not recognized interest and/or penalties in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2017, 2016 and 2015.
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
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Act"). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018.
As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $13.1 million.
Due to the Company's full valuation allowance position, the Company has also reduced the valuation allowance by the same amount.

Due to uncertainties which currently exist in the interpretation of the provisions of the Tax Cuts and Jobs Act of 2017 regarding Internal Revenue Code Section 162(m), the Company has not evaluated the potential impacts of IRC Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017 on its consolidated financial statements.

12. Net Loss Per Share
Basic and diluted net loss per share was calculated as follows for the years ended December 31, 2017, 2016 and 2015:

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share amounts)	Years Ended December 31,
	2017	2016	2015
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss attributable to common stockholders	$(30,879)	$(22,499)	$(27,130)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	25,084	19,873	19,773
Net loss per common share attributable to common stockholders, basic and diluted	$(1.23)	$(1.13)	$(1.37)

There was no difference between our net loss and the net loss attributable to common stockholders for all periods presented.

Stock options to purchase 4,573,625 shares, 3,568,329 shares and 3,116,185 shares of common stock as of December 31, 2017, 2016 and 2015, respectively, were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect was anti-dilutive. 250,000 shares unvested restricted stock award as of December 31, 2017 were also excluded from the computation of diluted net loss per share calculations because their effect was anti-dilutive.

13. Employee Savings Plan

We have established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective May 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 90% of their salary, subject to annual limits. We make contributions to the plan in an amount equal to 50% on the first 6% for a maximum of 3% of the participant’s compensation which is deferred. We contributed approximately $149,000, $101,000 and $164,000 to the plan during the years ended December 31, 2017, 2016 and 2015, respectively.

14. Selected Quarterly Financial Information (unaudited)

The following table presents selected unaudited quarterly financial data for each of the quarters in the years ended December 31, 2017 and 2016.

Kindred Biosciences, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share amounts)	2017				2016
Quarter ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Operating costs and expenses
Research and development	$5,142	$4,877	$3,866	$3,780	$3,509	$3,754	$3,161	$3,437
General and administrative	4,820	3,269	3,056	2,843	2,401	2,022	1,865	2,020
Restructuring costs	—	—	—	—	—	—	—	655
Total operating cost and expenses	9,962	8,146	6,922	6,623	5,910	5,776	5,026	6,112

Loss from operations	(9,962)	(8,146)	(6,922)	(6,623)	(5,910)	(5,776)	(5,026)	(6,112)
Interest and other income, net	232	256	155	131	101	93	79	52
Net loss	$(9,730)	$(7,890)	$(6,767)	$(6,492)	$(5,809)	$(5,683)	$(4,947)	$(6,060)

Net loss per share, basic and diluted (1)	$(0.35)	$(0.29)	$(0.29)	$(0.30)	$(0.29)	$(0.29)	$(0.25)	$(0.31)
Weighted average shares used in computing net loss per share, basic and diluted	27,915	27,400	23,409	21,516	19,900	19,891	19,865	19,836
(1) Net loss per share for each quarter is calculated as a discrete period; the sum of four quarters may not equal the calculated full year amount.

15. Subsequent Events

We have evaluated subsequent events through the filing date of this annual report on Form 10-K, and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto.