Form 10-Q
period 2018-03-31
Kindred Biosciences, Inc.
filed 2018-05-08
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of May 4, 2018, Kindred Biosciences, Inc. had outstanding 28,203,060 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,496	$34,813
Short-term investments	26,328	46,207
Prepaid expenses and other	1,383	797
Total current assets	72,207	81,817
Property and equipment, net	7,907	7,457
Long-term investments	—	1,499
Other assets	53	49
Total assets	$80,167	$90,822

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$700	$1,439
Accrued compensation	1,274	2,688
Accrued liabilities	1,925	1,900
Total current liabilities	3,899	6,027
Long-term liability	111	115
Total liabilities	4,010	6,142

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,197,071 and 28,182,563 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	198,147	196,688
Accumulated other comprehensive loss	(42)	(31)
Accumulated deficit	(121,951)	(111,980)
Total stockholders' equity	76,157	84,680
Total liabilities and stockholders' equity	$80,167	$90,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2018	2017
Operating expenses:
Research and development	$5,346	$3,780
General and administrative	4,902	2,843
Total operating expenses	10,248	6,623
Loss from operations	(10,248)	(6,623)
Interest and other income, net	277	131
Net loss	(9,971)	(6,492)
Change in unrealized losses on available-for-sale securities	(11)	(1)
Comprehensive loss	$(9,982)	$(6,493)

Net loss per share, basic and diluted	$(0.36)	$(0.30)
Weighted-average number of common shares outstanding, basic and diluted	27,986	21,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(9,971)	$(6,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,524	1,241
Depreciation and amortization expense	144	46
Amortization of (discount) premium on marketable securities	(29)	88
Changes in operating assets and liabilities:
Prepaid expenses and other	(573)	98
Accounts payable	(1,227)	726
Accrued liabilities and accrued compensation	(1,090)	(1,572)
Net cash used in operating activities	(11,222)	(5,865)
Cash Flows from Investing Activities
Purchase of investments	(5,279)	(16,356)
Sale of investments	800	1,600
Maturities of investments	25,875	17,510
Purchase of property and equipment	(409)	(332)
Net cash provided by investing activities	20,987	2,422
Cash Flows from Financing Activities
Exercise of stock options	165	76
Payment of restricted stock awards tax liability on net settlement	(247)	—
Net proceeds from sale of common stock	—	16,546
Net cash (used in) provided by financing activities	(82)	16,622
Net change in cash and cash equivalents	9,683	13,179
Cash and cash equivalents at beginning of period	34,813	6,687
Cash and cash equivalents at end of period	$44,496	$19,866

Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment included in accounts payable and accrued liabilities	337	28
Proceeds due from sale of common stock	—	2,090

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
The accompanying unaudited interim condensed consolidated financial statements (“financial statements”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our annual report on Form 10-K as filed with the SEC on March 1, 2018. In the opinion of management, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included in these financial statements.

The accompanying financial statements include the accounts of the Company and its wholly owned Subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Stock Offerings

In January 2015, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $150.0 million. In December 2016, we entered into an At Market Issuance Sales Agreement ("Sales Agreement") with FBR Capital Markets & Co. ("FBR"), pursuant to which we were able to issue and sell shares of our common stock having an aggregate offering price up to $30.0 million, from time to time, through FBR as our sales agent. In conjunction with the Sales Agreement, FBR would receive compensation based on an aggregate of 3% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the Sales Agreement were deemed an “at-the-market” offering and would be made pursuant to the shelf registration statement on Form S-3. During the six months ended June 30, 2017, we completed the sale of 4,501,985 shares of common stock under the Sales Agreement. Net proceeds, after deducting approximately $906,000 in commissions and fees and approximately $132,000 in offering costs, were approximately $28,962,000. In July 2017, we completed an underwritten public offering of 3,000,000 shares of common stock and in August 2017, we completed the closing of the exercise of the underwriter's option to purchase an additional 314,000 shares of common stock, both at an offering price of $7.50 per share for total gross proceeds of $24,855,000. Net proceeds, after deducting underwriting commission and offering costs, were approximately $23,198,000.

In January 2018, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $150.0 million due to the expiration of our January 2015 shelf registration.

Liquidity
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception and had an accumulated deficit of $121,951,000 as of March 31, 2018. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and begin to commercialize any approved products. To date, we have been funded primarily through sales of our former convertible preferred stock, the sale of our common stock in our initial public offering in December 2013, the sale of our common stock in our April 2014 follow-on public offering, periodic sales of our common stock under the ATM in the first half year of 2017 and the sale of our common stock in a follow-on public offering in the third quarter of 2017. We might require additional capital until such time as we can generate operating revenues in excess operating expenses. We believe that our cash, cash equivalents, short-term and long-term investments totaling $70,824,000 as of March 31, 2018, are sufficient to fund our planned operations through at least the next 18 months.

If we require additional funding for operations, we may seek such funding through public or private equity or debt financings or other sources, such as corporate collaborations and licensing arrangements. We may not be able to obtain financing on acceptable terms, or at all, and we may not be able to enter into corporate collaborations or licensing arrangements. The terms of any financing may result in dilution or otherwise adversely affect the holdings or the rights of our stockholders
Property, Plant and Equipment

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

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". This new standard will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, becomes effective in the first quarter of fiscal year 2018, but allows the adoption of the standard one year earlier if we so choose. The analysis identifying areas that will be impacted by the new guidance is completed. Additionally, we continue to monitor modifications, clarifications, and interpretations issued by the FASB that may impact its assessment. We do not currently have and have never had any contracts that are within the scope of ASC 606, "Revenue from Contracts with Customers" or its predecessor guidance, ASC 605, "Revenue Recognition". We have adopted the new guidance and it did not have a material impact on our consolidated financial statements.

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
Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of March 31, 2018
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$104	$104	$—	$—
US Treasury bills	1,250	1,250	—	—
Commercial paper	40,058	—	40,058	—
Short-term investments:
U.S. treasury bonds and notes	3,484	3,484	—	—
U.S. government agency notes	4,486	—	4,486	—
Commercial paper	6,465	—	6,465	—
Corporate notes	11,893	—	11,893	—
	$67,740	$4,838	$62,902	$—

	Fair Value Measurements as of December 31, 2017
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$801	$801	$—	$—
Commercial paper	31,977	—	31,977	—
Corporate notes	1,500	—	1,500
Short-term investments:
U.S. treasury bonds and notes	3,482	3,482	—	—
U.S. government agency notes	6,746	—	6,746	—
Commercial paper	22,052	—	22,052	—
Corporate notes	13,927	—	13,927	—
Long-term investments:
Corporate notes	1,499	—	1,499	—
	$81,984	$4,283	$77,701	$—
During the three months ended March 31, 2018, there were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy.
At March 31, 2018 and December 31, 2017, we did not have any financial liabilities which were measured at fair value on a recurring basis.

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

The fair value of available-for-sale investments by type of security at March 31, 2018 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$6,465	$—	$—	$6,465
U.S. government agency notes	4,493	—	(7)	4,486
U.S. treasury bonds and notes	3,489	—	(5)	3,484
Corporate notes	11,923	—	(30)	11,893
Total available-for-sale investments	$26,370	$—	$(42)	$26,328

The fair value of available-for-sale investments by type of security at December 31, 2017 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$22,052	$—	$—	$22,052
U.S. government agency notes	6,750	—	(4)	6,746
U.S. treasury bonds and notes	3,483	—	(1)	3,482
Corporate notes	13,946	—	(19)	13,927
	46,231	—	(24)	46,207
Long-term investments:
Corporate notes	1,506	—	(7)	1,499
Total available-for-sale investments	$47,737	$—	$(31)	$47,706

4.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued consulting	$288	$335
Accrued research and development costs	989	919
Other expenses	642	646
Deferred rent	117	115
	2,036	2,015
Less current portion	(1,925)	(1,900)
Long-term liability (deferred rent)	$111	$115

5.    Common Stock and Stock-Based Awards
Common Stock
During the three months ended March 31, 2018, the Company issued 41,488 shares of common stock in connection with the exercise of stock options for proceeds of $182,000.

During the three months ended March 31, 2018, 26,980 shares of restricted common stock at a cost of $247,000 were withheld to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock (see below).

Stock-Based Awards
The table below shows the number of shares of common stock underlying options granted to employees, directors and consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

Stock Option Plan	Three months ended March 31,
	2018	2017
Shares underlying options granted	1,090,200	920,700
Weighted-average exercise price	$8.77	$6.39
Weighted average risk- free interest rate	2.50%	1.98%
Weighted average expected term (years)	5.9	6.0
Weighted average expected volatility	60%	70%
Expected dividend yield	—	—
Weighted-average grant date fair value per share	$4.97	$4.04
In May 2016, we adopted the 2016 Equity Incentive Plan (the “2016 Plan”), and reserved 3,000,000 shares of our common stock for issuance under the 2016 Plan. The 2016 Plan is the successor to our 2012 Equity Incentive Plan (the “2012 Plan”), which was retired on May 23, 2016 upon stockholders’ approval of our 2016 Plan. All awards made under the 2012 Plan shall remain subject to the terms of that plan. Options granted under the 2016 Plan may be either incentive stock options or nonstatutory stock options. The 2016 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The exercise price of a stock option may not be less than 100% of the closing price of our common stock on the date of the grant. If, at any time we grant an incentive stock option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of KindredBio stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of one or four years from the date of grant. Options granted under the 2016 Plan expire no later than 10 years from the date of grant. As of March 31, 2018, there were 2,322,531 option shares outstanding, 187,500 restricted stock awards issued but unvested, 315,000 restricted stock units granted but unvested, and 109,344 shares available for future grants under the 2016 Plan.

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

We use the Black-Scholes option pricing model, in combination with the discounted employee price, in determining the value of the Stock Purchase Plan expense to be recognized during each offering period. The following assumptions were used in the Black-Scholes option pricing model to calculate employee stock-based compensation:

Stock Purchase Plan	Three months ended March 31,
	2018	2017
Weighted average risk-free interest rate	1.45%	0.60%
Weighted average expected term (years)	0.5	0.5
Weighted average expected volatility	41.4%	74.2%
Expected dividend yield	—	—
Weighted-average grant date fair value per share	$1.91	$1.32
We did not issue any common stock under the Stock Purchase Plan during the three months ended March 31, 2018. At March 31, 2018 and December 31, 2017, we had an outstanding liability of $123,000 and $27,000, respectively, which is included in accrued compensation on the condensed consolidated balance sheets, for employee contributions to the Stock Purchase Plan for shares pending issuance at the end of the next offering period.

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended March 31,
	2018	2017
Research and development	$501	$409
General and administrative	1,023	832
	$1,524	$1,241
We had an aggregate of approximately $9,650,000 of unrecognized stock-based compensation expense for options outstanding and the Stock Purchase Plan as of March 31, 2018 which is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Award and Restricted Stock Units
On January 23, 2017, we granted 250,000 shares of restricted stock awards to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. On January 22, 2018, we granted 315,000 shares of restricted stock units to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. The total stock-based compensation expense related to these awards and units is $4,356,000. As of March 31, 2018, we have an aggregate of approximately $3,752,000 unrecognized stock-based compensation expense for restricted stock awards and units outstanding which is expected to be recognized over a weighted-average period of 3.5 years.

Restricted stock activity for the quarter ended March 31, 2018 was as follows:

Restricted Stock Award	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	250,000	$6.40
Granted	—	—
Vested	(62,500)	6.40
Forfeited	—	—
Unvested balance at March 31, 2018	187,500	$6.40

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	—	—
Granted	315,000	$8.75
Vested	—	—
Forfeited	—	—
Unvested balance at March 31, 2018	315,000	$8.75

6.    Commitments and Contingencies
We have non-cancelable operating leases for laboratory space in Burlingame, California with several amendments to expand the facility. Commencing on June 1, 2017, the non-cancelable operating lease for the entire existing laboratory space of a total 10,755 square feet was extended for another 5 years through May 2022. In February 2017, we further amended the operating lease for laboratory space with an additional 721 square feet through May 2022.  In April 2017, we renewed our headquarters office lease for 6,900 square feet of office space in Burlingame, California through November 30, 2020 and in June 2017, we amended the lease with an additional 1,190 square feet of office space through November 30, 2020. In addition, we have a non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019 and three equipment leases expiring through 2020.

As of March 31, 2018, we are obligated to make minimum lease payments under non-cancelable operating leases as follows (in thousands):

Year ending December 31,	Lease Payments
2018 (remaining of year)	$611
2019	810
2020	726
2021	459
2022 and after	194
Total	$2,800
7.    Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2018	2017
Basic and diluted net loss per share:
Numerator:
Net loss	$(9,971)	$(6,492)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	27,986	21,516
Net loss per share, basic and diluted	$(0.36)	$(0.30)

There was no difference between the Company’s net loss and the net loss attributable to common stockholders for all periods presented.

Stock options to purchase 5,553,560 shares of common stock, 187,500 shares unvested restricted stock awards and 315,000 restricted stock units as of March 31, 2018, were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2018, because their effect was anti-dilutive.
Stock options to purchase 4,458,279 shares of common stock and 250,000 shares unvested restricted stock awards were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2017, because their effect was anti-dilutive.

8.    Subsequent Events

On May 7, 2018, we entered into an At Market Issuance Sales Agreement, or the sales agreement, with B. Riley FBR, Inc., and Oppenheimer & Co. Inc. (the "Sales Agents") acting as our distribution agents, relating to the sale of our common stock. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock, $0.0001 par value per share, having an aggregate offering price of up to $50,000,000 from time to time through the Sales Agents. Each share of common stock is accompanied by one Series A preferred stock purchase right that trades with our common stock.

On May 4, 2018, we received notification from the U.S. Food and Drug Administration’s Center for Veterinary Medicine that our new drug application for Mirataz™ (mirtazapine transdermal ointment) for the management of weight loss in cats is approved. We expect the product to be commercially available to veterinarians by the third quarter of 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this section, “KindredBio,” “we,” “our,” “ours,” “us” and the “Company” refer to Kindred Biosciences, Inc. and our wholly owned subsidiary KindredBio Equine, Inc. You should read the following discussion and analysis of our consolidated financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q consists of forward-looking statements such as statements regarding our expectations about the trials, regulatory approval, manufacturing, distribution and commercialization of our current and future product candidates and statements regarding our anticipated revenues, expenses, margins, profits and use of cash. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) often identify forward-looking statements.

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

For a further description of these risks and uncertainties and other risks and uncertainties that we face, please see the “Risk Factors” sections that are contained in our filings with the U.S. Securities and Exchange Commission (the SEC), including the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 1, 2018, and any subsequent updates that may be contained in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our other Quarterly Reports on Form 10-Q filed with the SEC.  As a result of the risks and uncertainties described above and in our filings with the SEC, actual results may differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date of this report and we undertake no obligation to update or revise these statements, except as may be required by law.

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

On May 4, KindredBio received approval of Mirataz™ (mirtazapine transdermal ointment).

Mirataz is the first and only transdermal medication specifically developed and Food and Drug Administration (FDA)-approved for the management of weight loss in cats. Weight loss is a serious and potentially fatal condition that represents the leading cause of visits to the veterinarian for cats. Mirataz, which is formulated with our proprietary Accusorb™ technology, is applied topically to the cat’s inner ear (pinna) once a day, providing a more attractive application route compared to oral administration. The product is classified as a weight gain drug and can be used in cats with various underlying diseases associated with unintended weight loss.

The European Marketing Agency, or EMA, has accepted our European marketing authorization application for the review of Mirataz with the official acceptance date of December 21, 2017.

In November 2015, we completed a pivotal trial of Zimeta™ (dipyrone injection), previously known as KIND-012, for the control of pyrexia (fever) in horses with positive topline results. We submitted all major technical sections of the NADA for Zimeta to the FDA before the end of the first quarter of 2016. We have received the technical section complete letters for effectiveness and safety from the FDA and the agency does not have any additional questions or requests for KindredBio regarding the Chemistry, Manufacturing and Controls, or CMC, technical section. FDA approval is pending a pre-approval inspection, or PAI, at the contract manufacturer of Zimeta scheduled by the FDA in July 2018, and an acceptable resolution by the contract manufacturer of the active pharmaceutical ingredient (API) dipyrone of findings identified during an inspection in April 2018. We believe that the findings at the API manufacturer are minor and addressable. Regulatory approval is subject to the typical risks inherent in such a process. Preparations for the commercial launch remain on track.

We have also completed the pivotal field effectiveness study of Zimeta Oral™ (dipyrone oral gel) for the treatment of fever in horses and announced positive topline results in December 2017. This study was a multicenter, randomized, blinded, placebo-controlled pivotal study that enrolled 139 horses to assess the effectiveness of Zimeta Oral. We have completed the in-life portion of the Target Animal Safety Study and the drug was found to be well tolerated. We are in discussion with the FDA regarding the data required for submission and is in the process of transferring the product to the commercial manufacturer. The oral gel form of dipyrone is expected to be an additional valuable tool for equine veterinarians to provide horse owners with an easy-to-administer fever reducing agent for the horse.

We initiated or are in the process of initiating pilot field effectiveness studies for several molecules for atopic dermatitis, including fully caninized anti-IL31 antibody, fully-caninized anti-IL17 antibody, and canine anti-IL4/IL13 SINK molecule. We are also developing KIND-014 for the treatment of equine gastric ulcers in horses, KIND-015 for the management of clinical signs associated with equine metabolic syndrome and epoCat™ (feline recombinant erythropoietin) for the control of non-regenerative anemia in cats. We expect to continue pilot field efficacy studies for the above product candidates in 2018. Our pilot field efficacy study of KIND-011, an anti-TNF monoclonal antibody targeting sick or septic foals has been completed with positive results and we intend to continue field studies during the

2019 foaling season. In addition, we are also developing multiple other products, including interleukin antibodies and canine checkpoint inhibitors. In all, we have over 20 programs for various indications for dogs, cats, and horses.

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

Our Good Manufacturing Practice, or GMP, biologics manufacturing plant in Burlingame, California, is fully commissioned and has proceeded to GMP manufacturing of epoCat. In addition, we have started construction on biologics manufacturing lines in the Elwood, Kansas facility we acquired last year. The facility includes approximately 180,000 square feet with clean rooms, utility, equipment and related quality documentation suitable for small molecule and biologics manufacturing. Construction to support our initial production lines is expected to be completed by mid-2019.

We are a pre-commercialization stage company with one product just recently approved for marketing and sale, and we have not generated any revenue to-date. We have incurred significant net losses since our inception. We incurred cumulative net losses of $121,951,000 through March 31, 2018. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings, including our initial public offering in December 2013 that provided us with net proceeds of $54,871,000 and a follow-on public offering in April 2014 that provided us with net proceeds of $58,065,000. In December 2016, we entered into an At Market Issuance, or ATM, Sales Agreement with FBR Capital Markets & Co., or FBR, for the sale of our common stock from time to time with an aggregate offering price of up to $30,000,000. During the six months ended June 30, 2017, we completed the sale of 4,501,985 shares of common stock under the ATM that provided us with net proceeds of $28,962,000, after deducting commissions and offering costs. In July 2017, we completed an underwritten public offering of 3,000,000 shares of common stock and in August 2017, we completed the closing of the exercise of the underwriter's option to purchase an additional 314,000 shares of common stock, both at an offering price of $7.50 per share for total gross proceeds of $24,855,000. Net proceeds, after deducting underwriting commission and offering costs, were approximately $23,198,000 (See Note 1). As of March 31, 2018, we had cash, cash equivalents and investments of $70,824,000.

For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates and begin to commercialize them if they are approved by the Center for Veterinary Medicine branch, or CVM, of the FDA, the U.S. Department of Agriculture, or USDA, or the European Medicines Agency, or EMA. If we are required to further fund our operations, we expect to do so through public or private equity offerings, debt financings, corporate collaborations and licensing arrangements. We cannot assure you that such funds will be available on terms favorable to us, if at all. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, we may never successfully complete development of, obtain adequate patent protection for, obtain necessary regulatory approval, or achieve commercial viability for any other product candidates besides Mirataz. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations, and we may be unable to continue as a going concern.

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
There have been no significant changes to our critical accounting policies since the beginning of our fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 1, 2018.
Results of Operations
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three months ended March 31,
	2018	2017
Operating expenses:
Research and development	$5,346	$3,780
General and administrative	4,902	2,843
Total operating expenses	10,248	6,623
Loss from operations	(10,248)	(6,623)
Interest and other income, net	277	131
Net loss	$(9,971)	$(6,492)

Revenue
We have not generated any revenue since our inception. If our development efforts result in clinical success and regulatory approval or collaboration agreements with third parties for any of our product candidates, we may generate revenue from those product candidates. We recently received FDA approval of Mirataz and are preparing for the product launch with the expectation of product being shipped within the next two to three months. In addition, we currently have one product candidate under regulatory review and anticipate FDA approval in the next few months.
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

Research and development expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended March 31,		%
	2018	2017	Change
Payroll and related	$2,184	$1,454	50%
Consulting	351	321	9%
Field trial costs, including materials	662	890	(26)%
Biologics development and supplies	937	256	266%
Stock-based compensation	501	409	22%
Other	711	450	58%
	$5,346	$3,780	41%
During the three months ended March 31, 2018, research and development expense related primarily to advancing the development of Zimeta Oral, KIND-014, canine atopic dermatitis and epoCat . We also increased our spending in biologics as we continue to advance additional potential candidates in our biologics program. In addition, we have increased the headcount of our in-house team to focus on the GMP manufacturing process for our potential biologic candidates.
Research and development expenses for the three months ended March 31, 2018, increased by 41% to $5,346,000 compared with $3,780,000 for the same period in 2017. The increase was mainly due to $730,000 increased payroll and related costs due to increase in headcount and $681,000 in biologics development costs, including lab supplies, as we advance our biologics programs. In addition, the stock-based compensation costs increased by $92,000 over the same period in 2017. The increase in depreciation, rent and other facility costs were offset by lower CMC expenses. Outsourced research and development expenses related to Zimeta Oral and IV, KIND-014, canine atopic dermatitis, epoCat and other product development programs for the three months ended March 31, 2018 were $313,000, $131,000, $94,000, $35,000 and $312,000, respectively. Outsourced research and development expense consists primarily of costs related to CMC, clinical trial costs and consulting.
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
General and Administrative Expense
General and administrative expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended March 31,		%
	2018	2017	Change
Payroll and related	$1,612	$836	93%
Consulting, legal fees and professional services	532	391	36%
Stock-based compensation	1,023	832	23%
Corporate and marketing expenses	879	384	129%
Other	856	400	114%
	$4,902	$2,843	72%

General and administrative expenses for the three months ended March 31, 2018 increased by 72% to $4,902,000, when compared to the same period in 2017. The increase was due to higher payroll expenses due to headcount increases as we begin to expand our commercial organization, higher stock-based compensation expense as well as legal and consulting fees, and marketing and travel expenses related to launch preparation of the Mirataz and Zimeta.
We expect general and administrative expense to increase going forward as we prepare for the commercial launches of Mirataz and Zimeta.

Interest and Other Income, Net

The increase of approximately $146,000 in interest income for the three months in 2018 compared to 2017 is due to better yields from higher interest rates.

Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets.  Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of March 31, 2018, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in September 2012 through March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $121,951,000. In December 2013, we raised approximately $66.0 million, net of offering costs, primarily in connection with our initial public offering and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering). In April 2014, we completed a follow-on public offering of common stock, resulting in net proceeds of approximately $58.1 million.  In the first six months of 2017, we raised approximately $28,962,000 in net proceeds from sale of common stock under the ATM sales agreement, after deducting commission and offering costs. On July 12, 2017, we completed an underwritten public offering of 3,000,000 shares of common stock at an offering price of $7.50 per share and on August 11, 2017, we completed the closing of the exercise of the underwriter's option to purchase additional 314,000 shares. After giving effect to the exercise of the over-allotment option, the total number of shares sold by us in the public offering was 3,314,000 shares with gross proceeds of $24,855,000. Net proceeds, after deducting underwriting commission and offering costs, were approximately $23,198,000 (See Note 1). As of March 31, 2018, we had cash, cash equivalents and investments of $70,824,000. We believe that our cash, cash equivalents and investments balances as of March 31, 2018, are sufficient to fund our planned operations through at least the next 18 months.

Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Three months ended March 31,
	2018	2017
	(In thousands)
Net cash used in operating activities	$(11,222)	$(5,865)
Net cash provided by investing activities	$20,987	$2,422
Net cash (used in) provided by financing activities	$(82)	$16,622

Net cash used in operating activities
During the three months ended March 31, 2018, net cash used in operating activities was $11,222,000. The net loss of $9,971,000 for the three months ended March 31, 2018 included non-cash charges of $1,524,000 for stock-based compensation expense, and $144,000 for depreciation and amortization, offset by $29,000 for the amortization of premium on marketable securities. Net cash used in operating activities was further impacted by changes in operating assets and liabilities of $2,890,000.
During the three months ended March 31, 2017, net cash used in operating activities was $5,865,000. Net cash used in operating activities resulted primarily from our net loss of $6,492,000, partially offset by non-cash, stock-based compensation of $1,241,000, depreciation and amortization of $46,000, and amortization of premium on marketable securities of $88,000. Net cash used was further impacted by changes in operating assets and liabilities of $748,000.
Net cash provided by investing activities
During the three months ended March 31, 2018, net cash provided by investing activities was $20,987,000, which resulted from proceeds from maturities of marketable securities of $25,875,000 and sales of investments of $800,000, offset by $5,279,000 related to the purchase of marketable securities and $409,000 related to purchases of equipment.
During the three months ended March 31, 2017, net cash provided by investing activities was $2,422,000, primarily due to proceeds from maturities of marketable securities of $17,510,000 and sale of investments of $1,600,000, offset by the purchase of marketable securities of $16,356,000 and purchases of property and equipment of $332,000.
Net cash (used in) provided by financing activities
During the three months ended March 31, 2018, net cash used in financing activities was $82,000. Proceeds of $165,000 from exercise of stock options was offset by payment of $247,000 related to restricted stock awards tax liability on net settlement.
During the three months ended March 31, 2017, net cash provided by financing activities of $16,622,000 was related to net proceeds of $16,546,000 from the sale of common stock under our ATM sales agreement and $76,000 proceeds from the purchase of common stock through exercise of stock options.
Future Funding Requirements
We anticipate that we will continue to incur losses for the next several years due to expenses relating to:

•	pivotal trials of our product candidates;

•	toxicology (target animal safety) studies for our product candidates;

•	small molecule manufacturing;

•	establishment of biologics manufacturing capability in Kansas; and

•	commercialization of one or more of our product candidates.

We believe our existing cash, cash equivalents and investments will be sufficient to fund our operating plan through at least the next 18 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
Contractual Obligations
We have non-cancelable operating leases for laboratory space in Burlingame, California with several amendments to expand the facility. Commencing on June 1, 2017, the non-cancelable operating lease for the entire existing laboratory space of a total 10,755 square feet was extended for another 5 years through May 2022. In February 2017, we further amended the operating lease for laboratory space with an additional 721 square feet through May 2022.  In April 2017, we renewed our headquarters office lease for 6,900 square feet of office space in Burlingame, California through November 30, 2020 and in June 2017, we amended the lease with an additional 1,190 square feet of office space through November 30, 2020. In addition, we have a non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019 and three equipment leases expiring through 2020. Under the operating leases we are obligated to make minimum lease payments as of March 31, 2018 totaling $2,800,000 through May 2022, the timing of which is described in more detail in the notes to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". This new standard will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, becomes effective in the first quarter of fiscal year 2018, but allows the adoption of the standard one year earlier if we so choose. The analysis identifying areas that will be impacted by the new guidance is completed. Additionally, we continue to monitor modifications, clarifications, and interpretations issued by the FASB that may impact its assessment. We do not currently have and have never had any contracts that are within the scope of ASC 606, "Revenue from Contracts with Customers" or its predecessor guidance, ASC 605, "Revenue Recognition". We have adopted the new guidance and it did not have a material impact on our consolidated financial statements.

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
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of March 31, 2018, our cash equivalents and investments are invested in money market funds, U.S. treasury bills, U.S. federal agency notes, corporate notes, commercial paper and U.S treasury bonds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018. There have been no material changes to those Risk Factors.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
10.1	Standard Form of Agreement Between Owner and Design-Builder dated March 29, 2018, between Kindred Biosciences, Inc. and CRB Builders, LLC
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 8, 2018

Kindred Biosciences, Inc.

By:	/s/ Wendy Wee
Wendy Wee
Chief Financial Officer
(Principal Financial and Accounting Officer)