Form 10-Q
period 2018-06-30
Kindred Biosciences, Inc.
filed 2018-08-09
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of August 6, 2018, Kindred Biosciences, Inc. had outstanding 33,799,740 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,430	$34,813
Short-term investments	24,500	46,207
Prepaid expenses and other	1,541	797
Total current assets	111,471	81,817
Property and equipment, net	10,621	7,457
Long-term investments	—	1,499
Other assets	53	49
Total assets	$122,145	$90,822

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$528	$1,439
Accrued compensation	1,795	2,688
Accrued liabilities	3,951	1,900
Total current liabilities	6,274	6,027
Long-term liability	107	115
Total liabilities	6,381	6,142

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 33,752,301 and 28,182,563 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	248,978	196,688
Accumulated other comprehensive loss	(25)	(31)
Accumulated deficit	(133,192)	(111,980)
Total stockholders' equity	115,764	84,680
Total liabilities and stockholders' equity	$122,145	$90,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$5,820	$3,866	$11,166	$7,646
General and administrative	5,770	3,056	10,672	5,899
Total operating expenses	11,590	6,922	21,838	13,545
Loss from operations	(11,590)	(6,922)	(21,838)	(13,545)
Interest and other income, net	349	155	626	286
Net loss	(11,241)	(6,767)	(21,212)	(13,259)
Change in unrealized gains or losses on available-for-sale securities	17	4	6	3
Comprehensive loss	$(11,224)	$(6,763)	$(21,206)	$(13,256)

Net loss per share, basic and diluted	$(0.39)	$(0.29)	$(0.75)	$(0.59)
Weighted-average number of common shares outstanding, basic and diluted	28,619	23,409	28,304	22,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(21,212)	$(13,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,937	2,561
Depreciation and amortization expense	324	162
(Gain)/Loss on disposal of property and equipment	(12)	9
Amortization of (discount) premium on marketable securities	(75)	162
Changes in operating assets and liabilities:
Prepaid expenses and other	(719)	(328)
Accounts payable	(2,510)	515
Accrued liabilities and accrued compensation	1,453	(1,184)
Net cash used in operating activities	(19,814)	(11,362)
Cash Flows from Investing Activities
Purchase of investments	(14,289)	(24,976)
Sale of investments	800	2,896
Maturities of investments	36,776	35,346
Purchase of property and equipment	(2,358)	(902)
Proceeds from sale of property and equipment	178	—
Net cash provided by investing activities	21,107	12,364
Cash Flows from Financing Activities
Exercise of stock options and purchase of ESPP shares	393	202
Payment of restricted stock awards tax liability on net settlement	(247)	—
Net proceeds from sale of common stock	49,178	28,962
Net cash provided by financing activities	49,324	29,164
Net change in cash and cash equivalents	50,617	30,166
Cash and cash equivalents at beginning of period	34,813	6,687
Cash and cash equivalents at end of period	$85,430	$36,853

Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment included in accounts payable and accrued liabilities	$1,447	$50
Proceeds due from exercise of stock options	$29	$120

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
We are a commercial-stage biopharmaceutical company focused on saving and improving the lives of pets. Our activities since inception have consisted principally of raising capital, establishing facilities, recruiting management and technical staff and performing research and development and advancing our product candidates seeking regulatory approval. Our headquarters are located in Burlingame, California.
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

Stock Offerings

In June 2017, we completed the sale of 4,501,985 shares of common stock under an At Market Issuance Sales Agreement, or ATM. Net proceeds, after deducting commissions, fees and offering costs, were approximately $28,962,000. In July 2017, we completed an underwritten public offering of 3,000,000 shares of common stock and in August 2017, we completed the closing of the exercise of the underwriter's option to purchase an additional 314,000 shares of common stock, both at an offering price of $7.50 per share for total gross proceeds of $24,855,000. Net proceeds, after deducting underwriting commission and offering costs, were approximately $23,198,000.

In January 2018, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $150.0 million due to the expiration of our January 2015 shelf registration.

In May 2018, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley FBR, Inc., and Oppenheimer & Co. Inc. acting as our distribution agents, relating to the sale of up to $50,000,000 of our common stock from time to time. We terminated the Sales Agreement in June 2018 after having sold 188,100 shares, representing gross proceeds of approximately $1,903,000. Net proceeds, after deducting commission, fees and offering costs, were approximately $1,751,000.
On June 20, 2018, we entered into an underwriting agreement with Cantor Fitzgerald & Co., as representative of the underwriters, and on June 22, 2018 we completed a public offering of 5,326,314 shares of common stock, which included the underwriter’s option to purchase additional shares, at a public offering price of $9.50 per share for total gross proceeds of approximately $50,600,000. Net proceeds, after deducting underwriting discounts and commissions and offering expenses were approximately $47,427,000.

Liquidity
We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception and had an accumulated deficit of $133,192,000 as of June 30, 2018. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and begin to commercialize any approved products. To date, we have been funded primarily through sales of our former convertible preferred stock, the sale of our common stock in our initial public offering in December 2013, the sale of our common stock in our April 2014 follow-on public offering, periodic sales of our common stock under an ATM in the first half year of 2017, sale of our common stock in a follow-on public offering in the third quarter of 2017, periodic sales of our common stock under an ATM and sale of our common stock in a follow-on public offering in the second quarter of 2018. We might require additional capital until such time as we can generate operating revenues in excess operating expenses. We believe that our cash, cash equivalents, short-term and long-term investments totaling $109,930,000 as of June 30, 2018, are sufficient to fund our planned operations through at least the next 24 months.

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
Recently Issued Accounting Pronouncements
In February 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)", requiring organizations that lease assets—referred to as “lessees”—to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting", which simplifies the accounting for share-based payments granted to nonemployees for goods and services by expanding the scope of Topic 718. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We have elected to early adopt this ASU as it does not have a material impact on our financial statements.

In July 2018, the FASB issued ASU No. 2018-09, "Codification Improvements", and the amendments in this ASU affect a wide variety of Topics in the Codification. It applies to all reporting entities within the scope of the affected accounting guidance. It will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases", which affects narrow aspects of the guidance issued in ASU No. 2016-02. The amendments in this ASU related to transition do not include amendments from proposed ASU, Leases (Topic 842): Targeted Improvements, specific to a new and optional transition method to adopt the new lease requirements in Update 2016-02. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

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
Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of June 30, 2018
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$850	$850	$—	$—
Commercial paper	84,164	—	84,164	—
Short-term investments:
U.S. treasury bonds and notes	3,491	3,491	—	—
U.S. government agency notes	2,992	—	2,992	—
Commercial paper	8,542	—	8,542	—
Corporate notes	9,475	—	9,475	—
	$109,514	$4,341	$105,173	$—

	Fair Value Measurements as of December 31, 2017
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$801	$801	$—	$—
Commercial paper	31,977	—	31,977	—
Corporate notes	1,500	—	1,500
Short-term investments:
U.S. treasury bonds and notes	3,482	3,482	—	—
U.S. government agency notes	6,746	—	6,746	—
Commercial paper	22,052	—	22,052	—
Corporate notes	13,927	—	13,927	—
Long-term investments:
Corporate notes	1,499	—	1,499	—
	$81,984	$4,283	$77,701	$—
During the six months ended June 30, 2018, there were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy.

At June 30, 2018 and December 31, 2017, we did not have any financial liabilities which were measured at fair value on a recurring basis.

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

The fair value of available-for-sale investments by type of security at June 30, 2018 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$8,542	$—	$—	$8,542
U.S. government agency notes	2,997	—	(5)	2,992
U.S. treasury bonds and notes	3,494	—	(3)	3,491
Corporate notes	9,492	—	(17)	9,475
Total available-for-sale investments	$24,525	$—	$(25)	$24,500

The fair value of available-for-sale investments by type of security at December 31, 2017 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$22,052	$—	$—	$22,052
U.S. government agency notes	6,750	—	(4)	6,746
U.S. treasury bonds and notes	3,483	—	(1)	3,482
Corporate notes	13,946	—	(19)	13,927
	46,231	—	(24)	46,207
Long-term investments:
Corporate notes	1,506	—	(7)	1,499
Total available-for-sale investments	$47,737	$—	$(31)	$47,706

4.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued consulting	$922	$335
Accrued research and development costs	1,317	919
Other expenses	1,701	646
Deferred rent	118	115
	4,058	2,015
Less current portion	(3,951)	(1,900)
Long-term liability (deferred rent)	$107	$115

5.    Common Stock and Stock-Based Awards
Common Stock
During the six months ended June 30, 2018, we sold 5,326,314 shares of common stock in a follow-on public offering and 188,100 shares of common stock under the Sales Agreement (see Note 1). In addition, we issued 57,488 shares of common stock in connection with the exercise of stock options for gross proceeds of $263,000 and withheld 26,980 shares of restricted common stock to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock (see below).

Stock-Based Awards
The table below shows the number of shares of common stock underlying options granted to employees, directors and consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

Stock Option Plan	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Shares underlying options granted	214,493	84,000	1,304,693	1,004,700
Weighted-average exercise price	$9.70	$6.90	$8.93	$6.44
Weighted average risk- free interest rate	2.76%	1.89%	2.54%	1.97%
Weighted average expected term (years)	5.7	6.1	5.9	6.0
Weighted average expected volatility	59%	68%	60%	70%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$5.79	$4.29	$5.10	$4.06

In June 2018, we adopted the 2018 Equity Incentive Plan (the “2018 Plan”), and reserved 3,000,000 shares of our common stock for issuance under the 2018 Plan. The 2018 Plan is the successor to our 2016 Equity Incentive Plan (the “2016 Plan”), which was retired on June 21, 2018 upon stockholders’ approval of our 2018 Plan. The 2016 Plan was the successor to our 2012 Equity Incentive Plan (the "2012 Plan"), which was retired on May 23, 2016 upon stockholders' approval of our 2016 Plan. All awards made under the 2016 and 2012 Plans shall remain subject to the terms of these plans. Options granted under the 2018 Plan may be either incentive stock options or nonstatutory stock options. The 2018 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The exercise price of a stock option may not be less than 100% of the closing price of our common stock on the date of the grant. If, at any time we grant an incentive stock option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of KindredBio stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of one or four years from the date of grant. Options granted under the 2018 Plan expire no later than 10 years from the date of grant. As of June 30, 2018, there were 106,493 option shares outstanding, and 2,893,507 shares available for future grants under the 2018 Plan.

Our Employee Stock Purchase Plan (the "Stock Purchase Plan" or "ESPP"), adopted in December 2014, permits eligible employees to purchase common stock at a discount through payroll deductions during defined six-month consecutive offering periods beginning December 1 with the exception of our first offering period which commenced on January 1, 2015 for a five month duration. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. A total of 200,000 shares of common stock are authorized for issuance under the Stock Purchase Plan. At the Annual Meeting of Stockholders of Kindred Biosciences, Inc. held on June 22, 2018, our stockholders approved an amendment to increase the number of shares that may be issued under the ESPP from 200,000 shares to 500,000 shares. A participant may purchase a maximum of 2,000 shares of common stock during each offering period, not to exceed $25,000 worth of common stock on the offering date during each calendar year.

We use the Black-Scholes option pricing model, in combination with the discounted employee price, in determining the value of the Stock Purchase Plan expense to be recognized during each offering period. The following assumptions were used in the Black-Scholes option pricing model to calculate employee stock-based compensation:

Stock Purchase Plan	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Weighted average risk-free interest rate	2.10%	1.07%	1.78%	0.84%
Weighted average expected term (years)	0.5	0.5	0.5	0.5
Weighted average expected volatility	41.6%	54.5%	41.5%	64.4%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$2.60	$1.96	$2.25	$1.64
Under the Stock Purchase Plan, employees purchased 24,816 shares of common stock for $160,000 during the quarter ended June 30, 2018. At June 30, 2018 and December 31, 2017, we had an outstanding liability of $32,000 and $27,000, respectively, which is included in accrued compensation on the condensed consolidated balance sheets, for employee contributions to the Stock Purchase Plan for shares pending issuance at the end of the next offering period.

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Research and development	$388	$433	$889	$842
General and administrative	1,025	887	2,048	1,719
	$1,413	$1,320	$2,937	$2,561
We had an aggregate of approximately $9,603,000 of unrecognized stock-based compensation expense for options outstanding and the Stock Purchase Plan as of June 30, 2018 which is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Award and Restricted Stock Units
On January 23, 2017, we granted 250,000 shares of restricted stock awards to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. On January 22, 2018, we granted 315,000 shares of restricted stock units to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. The total stock-based compensation expense related to these awards and units is $4,356,000. As of June 30, 2018, we have an aggregate of approximately $3,481,000 unrecognized stock-based compensation expense for restricted stock awards and units outstanding which is expected to be recognized over a weighted-average period of 3.3 years.

Restricted stock activity for the period ended June 30, 2018 was as follows:

Restricted Stock Award	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	250,000	$6.40
Granted	—	—
Vested	(62,500)	6.40
Forfeited	—	—
Unvested balance at June 30, 2018	187,500	$6.40

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	—	—
Granted	315,000	$8.75
Vested	—	—
Forfeited	—	—
Unvested balance at June 30, 2018	315,000	$8.75

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

As of June 30, 2018, we are obligated to make minimum lease payments under non-cancelable operating leases as follows (in thousands):

Year ending December 31,	Lease Payments
2018 (remaining of year)	$409
2019	810
2020	726
2021	459
2022 and after	194
Total	$2,598

In March 2018, we entered into a standard form of agreement with CRB Builders, LLC (“CRB”) in connection with the renovation of the Plant. Pursuant to the agreement, CRB will provide pre-construction and construction services in connection with constructing and renovating the Plant to provide approximately 16,500 square feet of new production space, and supporting Fill and Finish and Bio Production processes (the “Project”). The date for substantial completion of CRB’s work on the Project is anticipated to be in the first quarter of 2019, which is subject to adjustment in accordance with the terms of the agreement as the renovation progresses, or as agreed and requested by the Company. The agreement is subject to customary undertakings, covenants, obligations, rights and conditions.

In June 2018, we entered into a Strategic Supply Agreement (the “Agreement”), with Pall Corporation (“Pall”) for purchase of equipment and consumables to be used in support of our manufacturing requirements, including, but not limited to the Plant. Pursuant to the agreement, we will purchase certain pharmaceutical manufacturing equipment and related services in the aggregate amount of $3.8 million with a seven year consumable purchase obligation in the aggregate amount of approximately $16.5 million. The agreement is subject to customary undertakings, covenants, obligations, rights and conditions. We did not incur any expenditures as of June 30, 2018.

7.    Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic and diluted net loss per share:
Numerator:
Net loss	$(11,241)	$(6,767)	$(21,212)	$(13,259)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	28,619	23,409	28,304	22,467
Net loss per share, basic and diluted	$(0.39)	$(0.29)	$(0.75)	$(0.59)

There was no difference between the Company’s net loss and the net loss attributable to common stockholders for all periods presented.
Stock options to purchase 5,725,783 shares of common stock, 187,500 shares unvested restricted stock awards and 315,000 restricted stock units as of June 30, 2018, were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2018, because their effect was anti-dilutive.
Stock options to purchase 4,432,114 shares of common stock and 250,000 shares unvested restricted stock awards were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2017, because their effect was anti-dilutive.

8.    Subsequent Events

On July 9, 2018, we announced the commercial availability of Mirataz™ (mirtazapine transdermal ointment) for the management of weight loss in cats to veterinarians in the United States. Mirataz is the first and only transdermal medication for the management of weight loss in cats approved by the U.S. Food and Drug Administration (FDA) Center for Veterinary Medicine. Unintended weight loss in cats is a serious and potentially fatal condition that represents the leading cause of visits to the veterinarian for cats. Mirataz is a serotonin (5HT2A, 5HT2C, and 5HT3) and histamine (H1) receptor antagonist, which has demonstrated body weight gain in cats experiencing weight loss. The product is classified as a weight gain drug and can be used in cats experiencing unintended weight loss caused by varying underlying conditions.

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

Overview
We are a commercial-stage biopharmaceutical company focused on saving and improving the lives of pets. Our mission is to bring to our pets the same kinds of safe and effective medicines that our human family members enjoy. Our core strategy is to identify compounds and targets that have already demonstrated safety and efficacy in humans and to develop therapeutics based on these validated compounds and targets for pets, primarily dogs, cats and horses. We believe this approach will lead to shorter development times and higher approval rates than pursuing new, non-validated compounds and targets. Our current portfolio includes over 20 product candidates in development consisting of both small molecule pharmaceuticals and biologics.

On May 4, 2018, KindredBio received approval of Mirataz® (mirtazapine transdermal ointment) and on July 9, 2018, we announced the commercial availability of Mirataz to veterinarians in the United States. We have submitted all major technical sections of the New Animal Drug Application, or NADA, to the Food and Drug Administration, or FDA, for our second product candidate, Zimeta™ . In addition, we have multiple other product candidates, including several biologics, in various stages of development. We believe there are significant unmet medical needs for pets, and that the pet therapeutics segment of the animal health industry is likely to grow substantially as new therapeutics are identified, developed and marketed specifically for pets.

Mirataz is the first and only transdermal medication specifically developed and FDA-approved for the management of weight loss in cats. Weight loss is a serious and potentially fatal condition that represents the leading cause of visits to the veterinarian for cats. Mirataz, which is formulated with our proprietary Accusorb™ technology, is applied topically to the cat’s inner ear (pinna) once a day, providing a more attractive application route compared to oral administration. The product is classified as a weight gain drug and can be used in cats with various underlying diseases associated with unintended weight loss.

The European Marketing Agency, or EMA, accepted our European marketing authorization application for the review of Mirataz in December 2017, and presented us with a List of Questions, or LoQ, in April 2018. LoQ responses are being drafted with the final version to be submitted to the EMA in early October.

In November 2015, we completed a pivotal trial of Zimeta™ (dipyrone injection), previously known as KIND-012, for the control of pyrexia (fever) in horses with positive topline results. We submitted all major technical sections of the NADA for Zimeta to the FDA before the end of the first quarter of 2016. We have received the technical section complete letters for effectiveness and safety from the FDA and the agency does not have any additional questions or requests for KindredBio regarding the Chemistry, Manufacturing and Controls, or CMC, technical section. The pre-approval inspection, or PAI, at the contract manufacturer of Zimeta, occurred in July 2018, was successful. The responses to the findings identified during an inspection in April 2018 at the contract manufacturer of the active pharmaceutical ingredient, or API, dipyrone have been submitted to the FDA. The approval timeline is now dependent on FDA's review, and given these review timelines are not fixed, approval is expected late 2018 or early 2019. Regulatory approval is subject to the typical risks inherent in such a process. Preparations for the commercial launch remain on track.

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

We have initiated pilot effectiveness studies for fully-caninized anti-IL31 antibody and anticipate reporting top line data by the end of 2018. In addition, we are in the process of initiating pilot effectiveness studies for several other molecules for atopic dermatitis, including fully-caninized anti-IL17 antibody, and canine anti-IL4/IL13 SINK molecule. We are also developing KIND-014 for the treatment of equine gastric ulcers in horses, KIND-015 for the management of clinical signs associated with equine metabolic syndrome and epoCat™ (feline recombinant erythropoietin) for the control of non-regenerative anemia in cats. We expect to continue pilot field efficacy studies for the above product candidates in 2018. Our pilot field efficacy study of KIND-011, an anti-TNF monoclonal antibody targeting sick or septic foals has been completed with positive results and we intend to continue field studies during the 2019 foaling season. In addition, we are also developing multiple other products, including interleukin antibodies and canine checkpoint inhibitors. In all, we have over 20 programs for various indications for dogs, cats, and horses.

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

Our Good Manufacturing Practice, or GMP, biologics manufacturing plant in Burlingame, California, is fully commissioned and has proceeded to GMP manufacturing of epoCat. In addition, we have started construction on biologics manufacturing lines in the Elwood, Kansas Plant we acquired last year. The Plant includes approximately 180,000 square feet with clean rooms, utility, equipment and related quality documentation suitable for small molecule and biologics manufacturing. Construction to support our initial production lines is expected to be completed by mid-2019.

We are a commercial-stage company with one product just recently approved for marketing and sale, and we have not generated any revenue to-date. We have incurred significant net losses since our inception. We incurred cumulative net losses of $133.2 million through June 30, 2018. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings, including our initial public offering in December 2013 that provided us with net proceeds of $54.9 million and a follow-on public offering in April 2014 that provided us with net proceeds of $58.1 million. During the six months ended June 30, 2017, we completed the sale of 4,501,985 shares of common stock under an At Market Issuance Sales Agreement, or ATM, that provided us with net proceeds of $29.0 million, after deducting commissions and offering costs. In July 2017, we completed an underwritten public offering of 3,000,000 shares of common stock and in August 2017, we completed the closing of the exercise of the underwriter's option to purchase an additional 314,000 shares of common stock, both at an offering price of $7.50 per share. Net proceeds, after deducting underwriting commission and offering costs, were approximately $23.2 million. In May 2018, we entered into an ATM, with B. Riley FBR, Inc., and Oppenheimer & Co. Inc. acting as our distribution agents, relating to the sale of up to $50.0 million of our common stock from time to time. We terminated the ATM in June 2018 after having sold 188,100 shares, representing net proceeds, after deducting commission, fees and offering costs, were approximately $1.8 million. On June 22, 2018, we completed a public offering of 5,326,314 shares of common stock at a public offering price of $9.50 per share. Net proceeds after deducting underwriting discounts and commissions and offering expenses were $47.4 million. As of June 30, 2018, we had cash, cash equivalents and investments of $109.9 million.

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
Results of Operations
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$5,820	$3,866	$11,166	$7,646
General and administrative	5,770	3,056	10,672	5,899
Total operating expenses	11,590	6,922	21,838	13,545
Loss from operations	(11,590)	(6,922)	(21,838)	(13,545)
Interest and other income, net	349	155	626	286
Net loss	$(11,241)	$(6,767)	$(21,212)	$(13,259)

Revenue
We have not generated any revenue since our inception. If our development efforts result in clinical success and regulatory approval or collaboration agreements with third parties for any of our product candidates, we may generate revenue from those product candidates. We recently received FDA approval of Mirataz and have started shipping commercially within the United States in July. In addition, we currently have one product candidate under regulatory review and anticipate FDA approval by the end of 2018 or early 2019.
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

Research and development expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended June 30,		%	Six months ended June 30,		%
	2018	2017	Change	2018	2017	Change
Payroll and related	$2,245	$1,421	58%	$4,429	$2,875	54%
Consulting	855	344	149%	1,206	665	81%
Field trial costs, including materials	785	817	(4)%	1,447	1,707	(15)%
Biologics development and supplies	759	246	209%	1,696	502	238%
Stock-based compensation	388	433	(10)%	889	842	6%
Other	788	605	30%	1,499	1,055	42%
	$5,820	$3,866	51%	$11,166	$7,646	46%
During the three and six months ended June 30, 2018, research and development expense related primarily to advancing the development of Zimeta Oral, KIND-014, KIND-015, canine atopic dermatitis and epoCat . We also increased our spending in biologics as we continue to advance additional potential candidates in our biologics program. In addition, we have increased the headcount of our in-house team to focus on the GMP manufacturing process for our potential biologic candidates.
Research and development expenses for the three months ended June 30, 2018, increased by 51% to $5,820,000 compared with $3,866,000 for the same period in 2017. The increase was primarily due to higher payroll and related costs due to headcount additions, higher biologics development costs, including lab supplies, as we advance our biologics programs, and higher consulting costs related to quality assurance. Outsourced research and development expenses related to KIND-014, Zimeta Oral and IV, epoCat and other product development programs for the three months ended June 30, 2018 were $212,000, $144,000, $79,000 and $552,000, respectively. Outsourced research and development expense consists primarily of costs related to CMC, clinical trial costs and consulting.
Research and development expenses for the six months ended June 30, 2018 increased by 46% to $11,166,000 compared with $7,646,000 for the same period in 2017. The increase was mainly due to higher payroll and related costs, higher biologics development and lab supply costs, as well as higher consulting expenses. Higher depreciation, rent and other facility costs also contributed to the increase in expenses.
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

General and Administrative Expense
General and administrative expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended June 30,		%	Six months ended June 30,		%
	2018	2017	Change	2018	2017	Change
Payroll and related	$2,163	$997	117%	$3,775	$1,833	106%
Consulting, legal fees and professional services	583	407	43%	1,115	798	40%
Stock-based compensation	1,025	887	16%	2,048	1,719	19%
Corporate and marketing expenses	965	360	168%	1,844	744	148%
Other	1,034	405	155%	1,890	805	135%
	$5,770	$3,056	89%	$10,672	$5,899	81%

General and administrative expenses for the three and six months ended June 30, 2018 increased by 89% to $5,770,000 and 81% to $10,672,000, when compared to the same period in 2017. The increase was the result of higher payroll expenses due to headcount increases as we expand our commercial organization, higher stock-based compensation expense as well as legal and consulting fees, and marketing and travel expenses related to launch preparation of the Mirataz and Zimeta.
We expect general and administrative expense to increase going forward as we prepare for the commercial launch of Zimeta and scaling up our commercial team.

Interest and Other Income, Net

The increase in interest income for the three and six months in 2018 compared to 2017 is due to better yields from higher interest rates.

Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets.  Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of June 30, 2018, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in September 2012 through June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $133.2 million. Since inception and through June 30, 2018, we raised approximately $226.4 million in net proceeds in connection with our initial public offering and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering) and subsequent follow-on public offerings and ATM sales of common stock. As of June 30, 2018, we had cash, cash equivalents and investments of $109.9 million. We believe that our cash, cash equivalents and investments balances as of June 30, 2018, are sufficient to fund our planned operations through at least the next 24 months.

Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Six months ended June 30,
	2018	2017
	(In thousands)
Net cash used in operating activities	$(19,814)	$(11,362)
Net cash provided by investing activities	$21,107	$12,364
Net cash provided by financing activities	$49,324	$29,164
Net cash used in operating activities
During the six months ended June 30, 2018, net cash used in operating activities was $19,814,000. The net loss of $21,212,000 for the six months ended June 30, 2018 included non-cash charges of $2,937,000 for stock-based compensation expense, and $324,000 for depreciation and amortization, offset by $75,000 for the amortization of discount on marketable securities. Net cash used in operating activities was further impacted by net changes in operating assets and liabilities of $1,776,000.
During the six months ended June 30, 2017, net cash used in operating activities was $11,362,000. Net cash used in operating activities resulted primarily from our net loss of $13,259,000, partially offset by non-cash, stock-based compensation of $2,561,000, depreciation and amortization of $162,000, and amortization of premium on marketable securities of $162,000. Net cash used was further impacted by net changes in operating assets and liabilities of $997,000.
Net cash provided by investing activities
During the six months ended June 30, 2018, net cash provided by investing activities was $21,107,000, which resulted from proceeds from maturities of marketable securities of $36,776,000 and sales of investments of $800,000, offset by $14,289,000 related to the purchase of marketable securities and $2,358,000 related to purchases of equipment. In addition, we also received proceeds of $178,000 from sale of equipment.
During the six months ended June 30, 2017, net cash provided by investing activities was $12,364,000, primarily due to proceeds from maturities of marketable securities of $35,346,000 and sale of investments of $2,896,000, offset by the purchase of marketable securities of $24,976,000 and purchases of property and equipment of $902,000.
Net cash provided by financing activities
During the six months ended June 30, 2018, net cash provided by financing activities of $49,324,000 was related to net proceeds of $49,178,000 from the sale of common stock from a public offering and an ATM, proceeds of $393,000 from exercise of stock options as well as the Employee Stock Purchase Program, offset by payment of $247,000 related to restricted stock awards tax liability on net settlement.
During the six months ended June 30, 2017, net cash provided by financing activities of $29,164,000 was related to net proceeds of $28,962,000 from the sale of common stock under our ATM sales agreement and $202,000 proceeds from the purchase of common stock through exercise of stock options as well as the Employee Stock Purchase Program.
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
Contractual Obligations
We have non-cancelable operating leases for laboratory space in Burlingame, California with several amendments to expand the facility. Commencing on June 1, 2017, the non-cancelable operating lease for the entire existing laboratory space of a total 10,755 square feet was extended for another 5 years through May 2022. In February 2017, we further amended the operating lease for laboratory space with an additional 721 square feet through May 2022.  In April 2017, we renewed our headquarters office lease for 6,900 square feet of office space in Burlingame, California through November 30, 2020 and in June 2017, we amended the lease with an additional 1,190 square feet of office space through November 30, 2020. In addition, we have a non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019 and three equipment leases expiring through 2020. Under the operating leases we are obligated to make minimum lease payments as of June 30, 2018 totaling $2,598,000 through May 2022, the timing of which is described in more detail in the notes to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recently Issued Accounting Pronouncements
In February 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)", requiring organizations that lease assets—referred to as “lessees”—to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting", which simplifies the accounting for share-based payments granted to nonemployees for goods and services by expanding the scope of Topic 718. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We have elected to early adopt this ASU as it does not have a material impact on our financial statements.

In July 2018, the FASB issued ASU No. 2018-09, "Codification Improvements", and the amendments in this ASU affect a wide variety of Topics in the Codification. It applies to all reporting entities within the scope of the affected accounting guidance. It will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases", which affects narrow aspects of the guidance issued in ASU No. 2016-02. The amendments in this ASU related to transition do not include amendments from proposed ASU, Leases (Topic 842): Targeted Improvements, specific to a new and optional transition method to adopt the new lease requirements in Update 2016-02. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

We do not believe there are any other recently issued standards not yet effective that will have a material impact on our financial statements when the standards become effective.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments.
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of June 30, 2018, our cash equivalents and investments are invested in money market funds, U.S. treasury bills, U.S. federal agency notes, corporate notes, commercial paper and U.S treasury bonds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
10.1	Kindred Biosciences, Inc. 2016 Equity Plan Equity Awards Amendment Agreement Form
10.2	Kindred Biosciences, Inc. 2016 Equity Plan Option Agreement Amendment Form
10.3	Strategic Supply Agreement between Kindred Biosciences, Inc. and Pall Corporation dated June 26, 2018
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 9, 2018

Kindred Biosciences, Inc.

By:	/s/ Wendy Wee
Wendy Wee
Chief Financial Officer
(Principal Financial and Accounting Officer)