Form 10-Q
period 2018-09-30
Kindred Biosciences, Inc.
filed 2018-11-07
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of November 1, 2018, Kindred Biosciences, Inc. had outstanding 33,913,168 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,984	$34,813
Short-term investments	21,642	46,207
Accounts receivable	242	—
Inventories	2,521	—
Prepaid expenses and other	1,463	797
Total current assets	95,852	81,817
Property and equipment, net	17,483	7,457
Long-term investments	—	1,499
Other assets	53	49
Total assets	113,388	90,822

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,241	1,439
Accrued compensation	2,585	2,688
Accrued liabilities	5,032	1,900
Total current liabilities	8,858	6,027
Long-term liability	99	115
Total liabilities	8,957	6,142

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 33,815,647 and 28,182,563 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	250,670	196,688
Accumulated other comprehensive loss	(13)	(31)
Accumulated deficit	(146,229)	(111,980)
Total stockholders' equity	104,431	84,680
Total liabilities and stockholders' equity	$113,388	$90,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net product revenues	$640	$—	$640	$—

Operating costs and expenses:
Cost of product revenues	110	—	110	—
Research and development	7,477	4,877	18,643	12,523
Selling, general and administrative	6,608	3,269	17,280	9,168
Total operating costs and expenses	14,195	8,146	36,033	21,691

Loss from operations	(13,555)	(8,146)	(35,393)	(21,691)
Interest and other income, net	518	256	1,144	542
Net loss	(13,037)	(7,890)	(34,249)	(21,149)
Change in unrealized gains or losses on available-for-sale securities	12	13	18	16
Comprehensive loss	$(13,025)	$(7,877)	$(34,231)	$(21,133)

Net loss per share, basic and diluted	$(0.39)	$(0.29)	$(1.14)	$(0.88)
Weighted-average number of common shares outstanding, basic and diluted	33,601	27,400	30,089	24,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(34,249)	$(21,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,572	3,877
Depreciation and amortization expense	527	295
(Gain)/Loss on disposal of property and equipment	(12)	9
Amortization of (discount) premium on marketable securities	(140)	174
Changes in operating assets and liabilities:
Accounts receivable	(242)	—
Inventories	(2,521)	—
Prepaid expenses and other	(670)	368
Accounts payable	(60)	340
Accrued liabilities and accrued compensation	638	(8)
Net cash used in operating activities	(32,157)	(16,094)
Cash Flows from Investing Activities
Purchases of investments	(18,453)	(46,888)
Sales of investments	800	2,896
Maturities of investments	43,875	49,265
Purchases of property and equipment	(8,482)	(4,748)
Proceeds from sale of property and equipment	178	—
Net cash provided by investing activities	17,918	525
Cash Flows from Financing Activities
Exercises of stock options and purchase of ESPP shares	477	348
Payment of restricted stock awards tax liability on net settlement	(247)	—
Net proceeds from sale of common stock	49,180	52,160
Net cash provided by financing activities	49,410	52,508
Net change in cash and cash equivalents	35,171	36,939
Cash and cash equivalents at beginning of period	34,813	6,687
Cash and cash equivalents at end of period	$69,984	$43,626

Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment included in accounts payable and accrued liabilities	$2,388	$165

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

In May 2018, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley FBR, Inc., and Oppenheimer & Co. Inc. acting as our distribution agents, relating to the sale of up to $50,000,000 of our common stock from time to time. We terminated the Sales Agreement in June 2018 after having sold 188,100 shares, representing gross proceeds of approximately $1,903,000. Net proceeds, after deducting commission, fees and offering costs, were approximately $1,758,000.
On June 20, 2018, we entered into an underwriting agreement with Cantor Fitzgerald & Co., as representative of the underwriters, and on June 22, 2018 we completed a public offering of 5,326,314 shares of common stock, which included the underwriter’s option to purchase additional shares, at a public offering price of $9.50 per share for total gross proceeds of approximately $50,600,000. Net proceeds, after deducting underwriting discounts and commissions and offering expenses were approximately $47,422,000.

Liquidity
We have incurred losses and negative cash flows from operations and had an accumulated deficit of $146,229,000 as of September 30, 2018. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and begin to commercialize any approved products. To date, we have been funded primarily through sales of our former convertible preferred stock, the sale of our common stock in our initial public offering in December 2013, the sale of our common stock in our April 2014 follow-on public offering, periodic sales of our common stock under an ATM in the first half year of 2017, sale of our common stock in a follow-on public offering in the third quarter of 2017, periodic sales of our common stock under an ATM and sale of our common stock in a follow-on public offering in the second quarter of 2018. We might require additional capital until such time as we can generate operating revenues in excess operating expenses. We believe that our cash, cash equivalents, short-term and long-term investments totaling $91,626,000 as of September 30, 2018, are sufficient to fund our planned operations through the next 18 months.

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
Revenue Recognition

We adopted FASB Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers in the first quarter of our fiscal year that began on January 1, 2018. This new standard replaced the previous revenue recognition guidance in U.S. GAAP. No prior period adjustments were needed as our first commercial shipments began in July 2018.

Our revenue consists of product revenue resulting from the sale of Mirataz™ (mirtazapine transdermal ointment) for the management of weight loss in cats. We account for a contract with a customer when there is a legally enforceable contract between us and our customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Our customers could either be distributors who subsequently resell our products to third parties such as veterinarians, clinics or animals hospitals or the third parties themselves.

In accordance with ASC 606, we applied the following steps to recognize revenue for the sale of Mirataz that reflects the consideration to which we expect to be entitled to receive in exchange for the promised goods:
1. Identify the contract with a customer
A contract with a customer exists when we enter into an enforceable contract with a customer. These contracts define each party's rights, payment terms and other contractual terms and conditions of the sale. We apply judgment in determining the customer’s ability and intention to pay, which is based on published credit and financial information pertaining to the customer.
2. Identify the performance obligations in the contract
Our product in a given purchase order is delivered at the same time and we do not separate an individual order into separate performance obligations. We have concluded the sale of finished goods and related shipping and handling are accounted for as a single performance obligation as there are no other promises to deliver goods beyond what is specified in each accepted customer order.
3. Determine the transaction price
The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods to the customer, typically a fixed consideration in our contractual agreements.

4. Allocate the transaction price to the performance obligations
The transaction price is allocated entirely to the performance obligation to provide pharmaceutical products. The nature of the promises/obligations under our contracts is to transfer a distinct good. Accordingly, because a single performance obligation exists, no allocation of the transaction price is necessary.
5. Determine the satisfaction of performance obligation
Revenue is recognized when control of the finished goods is transferred to the customer, net of applicable reserves for variable consideration. Control of the finished goods is transferred at a point in time, upon delivery to the customer.
Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration for which reserves are established. Components of variable consideration include product returns, allowances and discounts. These estimates take into consideration a range of possible outcomes for the expected value (probability-weighted estimate) or relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized where the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenues and earnings in the period such variances become known.

Product Returns

Consistent with the industry practice, we generally offer customers a limited right of return of damaged or expired product that has been purchased directly from us. Our return policy generally allows customers to receive credit for expired products within 90 days after the product’s expiration date. We estimate the amount of our product revenues that may be returned by our customers and record these estimates as a reduction of product revenues in the period the related product revenues are recognized, as well as within accrued liabilities, in the consolidated balance sheets. We currently estimate product return liabilities using probability-weighted available industry data and data provided by the our distributors such as the inventories remaining in the distribution channel. To-date, we have no returns and believe that returns of our product in future periods will be minimal. We do not record a return asset associated with the returned damaged or expired goods due to such asset is deemed to be fully impaired at the time of product return.

Sales Discounts and Allowances

We compensate our distributors for sales order management, data and distribution and other services through sales discounts and allowances. However, such services are not distinct from our sale of products to distributors and, therefore, these discounts and allowances are recorded as a reduction of product revenues in the statements of operations, as well as a reduction to accounts receivable in the consolidated balance sheets.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

Cost of Product Revenues

Cost of product revenues consists primarily of the cost of direct materials, direct labor and overhead costs associated with manufacturing, inbound shipping and other third-party logistics costs.

Inventories

We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the standard-cost method, which approximates actual cost based on a first-in, first-out method. We analyze our inventory levels quarterly and write down inventory subject to expire in excess of expected requirements, or that has a cost basis in excess of its expected net realizable value. These inventory related costs are recognized as cost of product revenues on the accompanying Consolidated Statements of Operations. Currently our inventory consists of finished goods only.

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

Use of Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are based historical experiences or on forecasts, including information received from third parties and other assumptions that the Company believes are reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.
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

In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements to Topic 842, Leases". The Standard provide another transition method in addition to the existing transition method by allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820)", changes to disclosure requirements for fair value measurement. The amendments of this update modify the disclosure requirements on fair value measurements about Topic 820. It applies to all reporting entities within the scope of the affected accounting guidance. It will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

We do not believe there are any other recently issued standards not yet effective that will have a material impact on our financial statements when the standards become effective.
2. Revenues and Cost of Product Revenues
We adopted ASC 606 in the first quarter of our fiscal year that began on January 1, 2018. This new standard replaced the previous revenue recognition guidance in U.S. GAAP. No prior period adjustments were needed as our first commercial shipments began in July 2018.
Our revenue consists of product revenue resulting from the sale of Mirataz™ (mirtazapine transdermal ointment) for the management of weight loss in cats. We account for a contract with a customer when there is a legally enforceable contract between us and our customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Our revenues are measured based on the consideration specified in the contract with each customer, net of product returns, discounts and allowances.

The following table presents revenues and cost of product revenues for the quarter ended September 30, 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Gross product revenues	$660	$—	$660	$—
Less allowance for product returns	(20)	—	(20)	—
Net product revenues	640	—	640	—
Cost of product revenues	110	—	110	—
Gross profit	$530	$—	$530	$—

Concentrations of credit risk

Our revenue was generated entirely from sales within the United States. Approximately 80% of our products sold were to four distributors.

Product returns

Our return policy generally allows customers to receive credit for expired products within 90 days after the product’s expiration date. We currently estimate product return liabilities of 3% of gross revenue using probability-weighted available industry data and data provided by our distributors such as the inventories remaining in the distribution channel. Adjustments will be made in the future if actual results vary from our estimates.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at their carrying values, net of any allowances for doubtful accounts. Accounts receivable consist primarily of amounts due from distributors, for which collection is probable based on the customer's intent and ability to pay. Receivables are evaluated for collection probability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. We have no allowance for doubtful accounts as of September 30, 2018 as our analysis did not uncover any collection risks.

3.    Fair Value Measurements
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
Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of September 30, 2018
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,373	$1,373	$—	$—
US Treasury bills	1,000	1,000	—	—
Commercial paper	57,222	—	57,222	—
U.S. treasury bonds and notes	9,998	—	9,998	—
Short-term investments:
U.S. treasury bonds and notes	1,998	1,998	—	—
U.S. government agency notes	2,998	—	2,998	—
Commercial paper	6,369	—	6,369	—
Corporate notes	10,277	—	10,277	—
	$91,235	$4,371	$86,864	$—

	Fair Value Measurements as of December 31, 2017
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$801	$801	$—	$—
Commercial paper	31,977	—	31,977	—
Corporate notes	1,500	—	1,500
Short-term investments:
U.S. treasury bonds and notes	3,482	3,482	—	—
U.S. government agency notes	6,746	—	6,746	—
Commercial paper	22,052	—	22,052	—
Corporate notes	13,927	—	13,927	—
Long-term investments:
Corporate notes	1,499	—	1,499	—
	$81,984	$4,283	$77,701	$—
During the nine months ended September 30, 2018, there were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy.
At September 30, 2018 and December 31, 2017, we did not have any financial liabilities which were measured at fair value on a recurring basis.

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

The fair value of available-for-sale investments by type of security at September 30, 2018 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$6,369	$—	$—	$6,369
U.S. government agency notes	2,999	—	(1)	2,998
U.S. treasury bonds and notes	1,999	—	(1)	1,998
Corporate notes	10,287	—	(10)	10,277
Total available-for-sale investments	$21,654	$—	$(12)	$21,642

The fair value of available-for-sale investments by type of security at December 31, 2017 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$22,052	$—	$—	$22,052
U.S. government agency notes	6,750	—	(4)	6,746
U.S. treasury bonds and notes	3,483	—	(1)	3,482
Corporate notes	13,946	—	(19)	13,927
	46,231	—	(24)	46,207
Long-term investments:
Corporate notes	1,506	—	(7)	1,499
Total available-for-sale investments	$47,737	$—	$(31)	$47,706

5.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued consulting	$553	$335
Accrued research and development costs	2,274	919
Other expenses	2,188	646
Deferred rent	116	115
	5,131	2,015
Less current portion	(5,032)	(1,900)
Long-term liability (deferred rent)	$99	$115

6.    Common Stock and Stock-Based Awards
Common Stock
During the nine months ended September 30, 2018, we sold 5,326,314 shares of common stock in a follow-on public offering and 188,100 shares of common stock under the Sales Agreement (see Note 1). In addition, we issued 120,834 shares of common stock in connection with the exercise of stock options for gross proceeds of $318,000 and withheld 26,980 shares of restricted common stock to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock (see below).

Stock-Based Awards
The table below shows the number of shares of common stock underlying options granted to employees, directors and consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

Stock Option Plan	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Shares underlying options granted	101,500	143,500	1,406,193	1,148,200
Weighted-average exercise price	$13.34	$7.49	$9.24	$6.57
Weighted average risk- free interest rate	2.82%	1.97%	2.56%	1.97%
Weighted average expected term (years)	6.1	6.6	5.9	6.0
Weighted average expected volatility	58%	74%	59%	71%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$7.53	$5.09	$5.28	$4.19

In June 2018, we adopted the 2018 Equity Incentive Plan (the “2018 Plan”), and reserved 3,000,000 shares of our common stock for issuance under the 2018 Plan. The 2018 Plan is the successor to our 2016 Equity Incentive Plan (the “2016 Plan”), which was retired on June 21, 2018 upon stockholders’ approval of our 2018 Plan. The 2016 Plan was the successor to our 2012 Equity Incentive Plan (the "2012 Plan"), which was retired on May 23, 2016 upon stockholders' approval of our 2016 Plan. All awards made under the 2016 and 2012 Plans shall remain subject to the terms of these plans. Options granted under the 2018 Plan may be either incentive stock options or nonstatutory stock options. The 2018 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The exercise price of a stock option may not be less than 100% of the closing price of our common stock on the date of the grant. If, at any time we grant an incentive stock option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of KindredBio stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of one or four years from the date of grant. Options granted under the 2018 Plan expire no later than 10 years from the date of grant. As of September 30, 2018, there were 207,993 option shares outstanding, and 2,792,007 shares available for future grants under the 2018 Plan.

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
Under the Stock Purchase Plan, employees purchased 24,816 shares of common stock for $160,000 as of September 30, 2018. At September 30, 2018 and December 31, 2017, we had an outstanding liability of $128,000 and $27,000, respectively, which is included in accrued compensation on the condensed consolidated balance sheets, for employee contributions to the Stock Purchase Plan for shares pending issuance at the end of the next offering period.

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2,018	2,017
Research and development	$416	$410	$1,305	$1,252
General and administrative	1,219	906	3,267	2,625
	$1,635	$1,316	$4,572	$3,877
We had an aggregate of approximately $8,944,000 of unrecognized stock-based compensation expense for options outstanding and the Stock Purchase Plan as of September 30, 2018 which is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Award and Restricted Stock Units
On January 23, 2017, we granted 250,000 shares of restricted stock awards to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. On January 22, 2018, we granted 315,000 shares of restricted stock units to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. The total stock-based compensation expense related to these awards and units is $4,356,000. As of September 30, 2018, we have an aggregate of approximately $3,207,000 unrecognized stock-based compensation expense for restricted stock awards and units outstanding which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted stock activity for the period ended September 30, 2018 was as follows:

Restricted Stock Award	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	250,000	$6.40
Granted	—	—
Vested	(62,500)	6.40
Forfeited	—	—
Unvested balance at September 30, 2018	187,500	$6.40

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	—	—
Granted	315,000	$8.75
Vested	—	—
Forfeited	—	—
Unvested balance at September 30, 2018	315,000	$8.75

7.    Commitments and Contingencies
We have non-cancelable operating leases for laboratory space in Burlingame, California with several amendments to expand the facility. Commencing on June 1, 2017, the non-cancelable operating lease for the entire existing laboratory space of a total 10,755 square feet was extended for another 5 years through May 2022. In February 2017, we further amended the operating lease for laboratory space with an additional 721 square feet through May 2022.  In April 2017, we renewed our headquarters office lease for 6,900 square feet of office space in Burlingame, California through November 30, 2020 and in June 2017, we amended the lease with an additional 1,190 square feet of office space through November 30, 2020. In addition, we have a non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019 and three equipment leases expiring through 2020. In October 2018, we signed a short-term lease in Burlingame with Inflammatix, Inc., consisting of 5,613 square feet of space which is part of a larger office project owned by the landlord. The lease will continue through March 31, 2019 and thereafter may continue on a month-to-month basis until December 31, 2019.

As of September 30, 2018, we are obligated to make minimum lease payments under non-cancelable operating leases as follows (in thousands):

Year ending December 31,	Lease Payments
2018 (remaining of year)	$223
2019	835
2020	726
2021	459
2022 and after	194
Total	$2,437

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

In June 2018, we entered into a Strategic Supply Agreement (the “Agreement”), with Pall Corporation (“Pall”) for purchase of equipment and consumables to be used in support of our manufacturing requirements, including, but not limited to the Plant. Pursuant to the agreement, we will purchase certain pharmaceutical manufacturing equipment and related services in the aggregate amount of $3.8 million with a seven year consumable purchase obligation in the aggregate amount of approximately $16.5 million. The agreement is subject to customary undertakings, covenants, obligations, rights and conditions. We did not incur any expenditures as of September 30, 2018.

8.    Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic and diluted net loss per share:
Numerator:
Net loss	$(13,037)	$(7,890)	$(34,249)	$(21,149)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	33,601	27,400	30,089	24,130
Net loss per share, basic and diluted	$(0.39)	$(0.29)	$(1.14)	$(0.88)

There was no difference between the Company’s net loss and the net loss attributable to common stockholders for all periods presented.
Stock options to purchase 5,741,001 shares of common stock, 187,500 shares unvested restricted stock awards and 315,000 restricted stock units as of September 30, 2018, were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2018, because their effect was anti-dilutive.
Stock options to purchase 4,538,079 shares of common stock and 250,000 shares unvested restricted stock awards were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2017, because their effect was anti-dilutive.

9.    Subsequent Events

We have evaluated subsequent events through the filing date of this quarterly report on Form 10-Q and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto.

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

Business Updates

We reported $0.6 million in net revenues in the third quarter of 2018 related to Mirataz sales. Mirataz is commercially available to veterinarians in the United States through our network of national and regional distributors, home-delivery distributors, as well as through our direct sales organization. Approximately 35% of revenues were initial stocking orders, or ISO, from distributors building their inventory and all non-home delivery distributors placed re-orders by the end of the third quarter. During this launch period, we saw strong clinic penetration as 5,472 clinics out of the approximately 25,000 veterinary clinics in the United States have ordered Mirataz. We believe that clinic penetration is an early indicator that veterinarians are pleased to have the first and only transdermal ointment to manage weight loss in cats. Mirataz penetration has exceeded internal expectations and we anticipate achieving our objective of placement in approximately 33% of clinics by December 31, 2018. In the near term our goal is to focus on brand awareness and convince veterinarians Mirataz is the only solution for management of feline weight loss. In the coming quarters, we expect frequency and duration of therapy to increase as veterinarians become increasingly comfortable with the use of Mirataz and the therapeutic establishes itself in clinical practice.

The European Marketing Agency, or EMA, accepted our European marketing authorization application for the review of Mirataz in December 2017, and presented us with a List of Questions, or LoQ, in April 2018. Work is currently ongoing on responses to the EMA’s questions.

On October 30, 2018, we reported positive topline results from our pilot effectiveness study of KIND-016, a fully caninized, high-affinity monoclonal antibody targeting interleukin-31 (IL-31), for the treatment of atopic dermatitis in dogs. The study was a randomized, blinded, placebo-controlled, pilot laboratory study that enrolled 32 dogs to assess the effectiveness of KIND-016 at three doses. A single dose of KIND-016 was administered on day 0 and itching was induced at weeks 1, 2, 3, 4, 6, and 8 with an injection of canine IL-31. Our IL-31 antibody resulted in statistically significant reductions in pruritus (p<0.0001 to p<0.05) across all dose groups and was sustained for 6 to 8 weeks, with a clear dose response. The reduction in the itching score was as high as 86.1%. Based on a preliminary review of the safety data, the drug appears to be well tolerated. In addition, we announced that the U.S. Patent and Trademark Office has issued a patent (Patent No. 10,093,731) for KindredBio’s anti-IL31 antibody.

We are also currently conducting a pilot field effectiveness study for our IL-31 antibody. We are in the process of initiating pilot effectiveness studies for several other molecules for atopic dermatitis, including a caninized anti-IL17 antibody and canine anti-IL4/IL13 SINK molecule.
Atopic dermatitis is an immune-mediated inflammatory skin condition in dogs. It is the leading reason owners take their dog to the veterinarian, and the current market size is over $500 million annually and growing rapidly. KindredBio is pursuing a multi-pronged approach toward atopic dermatitis, with a portfolio of promising biologics.

In November 2015, we completed a pivotal trial of Zimeta™ (dipyrone injection), previously known as KIND-012, for the control of pyrexia (fever) in horses with positive topline results. We submitted all major technical sections of the NADA for Zimeta to the FDA before the end of the first quarter of 2016. We have received the technical section complete letters for effectiveness and safety from the FDA and the agency does not have any additional questions or requests for KindredBio regarding the Chemistry, Manufacturing and Controls, or CMC, technical section. The pre-approval inspection, or PAI, at the contract manufacturer of Zimeta, occurred in July 2018, was successful. The responses to the findings identified during an inspection in April 2018 at the contract manufacturer of the active pharmaceutical ingredient, or API, dipyrone have been submitted to the FDA. The FDA has now indicated it will conduct a re-inspection of the API manufacturer. The approval timeline is now dependent on the FDA’s reinspection, and given these review timelines are not fixed, approval will likely be in 2019. Regulatory approval is subject to the typical risks inherent in such a process. Preparations for the commercial launch remain on track.

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

The pilot field effectiveness study of the enhanced version of epoCat™ (long-acting feline recombinant erythropoietin) for the control of non-regenerative anemia in cats is nearly completed, with top line data expected in the first quarter of 2019. We are in discussions with the FDA regarding the pivotal study design, assuming the pilot data are positive. Anemia is a common condition in older cats which is often associated with chronic kidney disease, resulting in decreased levels of endogenous erythropoietin. Chronic kidney disease can affect approximately half of older cats. epoCat is a recombinant protein that has been specially engineered by KindredBio with a prolonged half-life compared to endogenous feline erythropoietin. The PK data suggest that the molecule may have a sufficiently long half-life to allow for once-monthly dosing.

We are also developing KIND-014 for the treatment of equine gastric ulcers in horses. We have selected a formulation for development and anticipates moving into a pivotal field study in 2019. The pilot field efficacy study of our anti-TNF monoclonal antibody targeting sick or septic foals, has been completed, with positive results. We have optimized an equine anti-TNF monoclonal antibody and intend to continue field studies in the 2019 foaling season, following discussion with the FDA regarding the development plan. In addition, we are also developing multiple other products, including interleukin antibodies and canine checkpoint inhibitors. In all, we have over 20 programs for various indications for dogs, cats, and horses.

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

Our Good Manufacturing Practice, or GMP, biologics manufacturing plant in Burlingame, California, is fully commissioned and has proceeded to GMP manufacturing of epoCat. In addition, construction is on-going on biologics manufacturing lines in the Elwood, Kansas Plant we acquired last year. The Plant includes approximately 180,000 square feet with clean rooms, utility, equipment and related quality documentation suitable for small molecule and biologics manufacturing. Construction to support our initial production lines is expected to be completed by mid-2019.

We are a commercial-stage company with one product just recently approved for marketing and sale. We have incurred significant net losses since our inception. We incurred cumulative net losses of $146,229,000 through September 30, 2018. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings, including our initial public offering in December 2013 that provided us with net proceeds of $54.9 million and a follow-on public offering in April 2014 that provided us with net proceeds of $58.1 million. During the six months ended June 30, 2017, we completed the sale of 4,501,985 shares of common stock under an At Market Issuance Sales Agreement, or ATM, that provided us with net proceeds of $29.0 million, after deducting commissions and offering costs. In July 2017, we completed an underwritten public offering of 3,000,000 shares of common stock and in August 2017, we completed the closing of the exercise of the underwriter's option to purchase an additional 314,000 shares of common stock, both at an offering price of $7.50 per share. Net proceeds, after deducting underwriting commission and offering costs, were approximately $23.2 million. In May 2018, we entered into an ATM, with B. Riley FBR, Inc., and Oppenheimer & Co. Inc. acting as our distribution agents, relating to the sale of up to $50.0 million of our common stock from time to time. We terminated the ATM in June 2018 after having sold 188,100 shares, representing net proceeds, after deducting commission, fees and offering costs, were approximately $1.8 million. On June 22, 2018, we completed a public offering of 5,326,314 shares of common stock at a public offering price of $9.50 per share. Net proceeds after deducting underwriting discounts and commissions and offering expenses were $47.4 million. As of September 30, 2018, we had cash, cash equivalents and investments of $91,626,000.

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

Results of Operations
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net product revenues	$640	$—	$640	$—

Operating costs and expenses:
Cost of product revenues	110	—	110	—
Research and development	7,477	4,877	18,643	12,523
General and administrative	6,608	3,269	17,280	9,168
Total operating costs and expenses	14,195	8,146	36,033	21,691

Loss from operations	(13,555)	(8,146)	(35,393)	(21,691)
Interest and other income, net	518	256	1,144	542
Net loss	$(13,037)	$(7,890)	$(34,249)	$(21,149)

Revenues
We received FDA approval of Mirataz in May 2018 and started shipping commercially within the United States in July 2018. Mirataz is commercially available to veterinarians in the United States through our network of national and regional distributors as well as through our direct sales organization. For the quarter ended September 30, 2018, approximately 35% of the $0.6 million in revenues were initial stocking orders from distributors building their inventory.
We currently estimate a 3% product return liability using probability-weighted available industry data and data provided by the our distributors such as the inventories remaining in the distribution channel (See Notes 1 and 2). We did not record an allowance for doubtful accounts as our analysis did not uncover any collection risks.
Cost of product revenues

Cost of product revenues consists primarily of the cost of direct materials, direct labor and overhead costs associated with manufacturing, inbound shipping and other third-party logistics costs.

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Gross product revenues	$660	$—	$660	$—
Less allowance for product returns	(20)	—	(20)	—
Net product revenues	640	—	640	—
Cost of product revenues	110	—	110	—
Gross profit	$530	$—	$530	$—

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
Research and development expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended September 30,		%	Nine months ended September 30,		%
	2018	2017	Change	2018	2017	Change
Payroll and related	$2,789	$1,543	81%	$7,218	$4,418	63%
Consulting	591	541	9%	1,797	1,206	49%
Field trial costs, including materials	1,463	1,090	34%	2,910	2,797	4%
Biologics development and supplies	1,071	482	122%	2,767	984	181%
Stock-based compensation	416	410	1%	1,305	1,252	4%
Other	1,147	811	41%	2,646	1,866	42%
	$7,477	$4,877	53%	$18,643	$12,523	49%
During the three and nine months ended September 30, 2018, research and development expense related primarily to advancing the development of Zimeta Oral, KIND-014, KIND-015, canine atopic dermatitis and epoCat . We also increased our spending in biologics as we continue to advance additional potential candidates in our biologics program. In addition, we have increased the headcount of our in-house team to focus on the GMP manufacturing process for our potential biologic candidates.
Research and development expenses for the three months ended September 30, 2018, increased by 53% to$7,477,000 compared with $4,877,000 for the same period in 2017. The increase was primarily due to higher payroll and related costs due to headcount additions, higher biologics development costs, including lab supplies, as we advance our biologics programs, and higher consulting costs related to quality assurance. Outsourced research and development expenses related to KIND-014, Zimeta Oral and IV, epoCat and other product development programs for the three months ended September 30, 2018 were $277,000, $168,000, $104,000 and $959,000, respectively. Outsourced research and development expense consists primarily of costs related to CMC, clinical trial costs and consulting. Higher depreciation, rent and other facility costs also contributed to the increase in expenses.
Research and development expenses for the nine months ended September 30, 2018 increased by 49% to $18,643,000 compared with $12,523,000 for the same period in 2017. The increase was mainly due to higher payroll and related costs, higher biologics development and lab supply costs, as well as higher consulting expenses. Higher depreciation, rent and other facility costs also contributed to the increase in expenses.
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

Selling, General and Administrative Expense
Selling, general and administrative expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended September 30,		%	Nine months ended September 30,		%
	2018	2017	Change	2018	2017	Change
Payroll and related	$2,317	$1,007	130%	6,092	2,840	115%
Consulting, legal and professional services	924	402	130%	2,039	1,200	70%
Stock-based compensation	1,220	906	35%	3,267	2,625	24%
Corporate and marketing expenses	1,033	572	81%	2,878	1,316	119%
Other	1,114	382	192%	3,004	1,187	153%
	$6,608	$3,269	102%	$17,280	$9,168	88%

Selling, general and administrative expenses for the three and nine months ended September 30, 2018 increased by 102% to $6,608,000 and 88% to $17,280,000, when compared to the same periods in 2017. The overall increase is primarily the result of KindredBio's transition from a development stage to a commercial stage company. Headcount increase was due to the expansion of our commercial organization and administrative personnel to support the company's growth. Sales and marketing expenses account for a big component of the increase due to the launch of Mirataz. Consulting, legal and professional fees as well as facilities costs increased as we became a commercial stage organization.
We expect selling, general and administrative expense to increase going forward as we continue to expand our workforce and the future launch of Zimeta IV.
Interest and Other Income, Net

The increase in interest income for the three and nine months ended September 30, 2018 compared to 2017 is due to higher cash equivalent and investment balances as a result of the $49 million net proceeds from sale of common stock under the ATM sales agreement and the follow-on public offering as well as better yields from higher interest rates.

Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets.  Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of September 30, 2018, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in September 2012 through September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $146,229,000. Since inception and through September 30, 2018, we raised approximately $226.4 million in net proceeds in connection with our initial public offering and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering) and subsequent follow-on public offerings and ATM sales of common stock. As of September 30, 2018, we had cash, cash equivalents and investments of $91,626,000. We believe that our cash, cash equivalents and investments balances as of September 30, 2018, are sufficient to fund our planned operations through the next 18 months.

Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Nine months ended September 30,
	2018	2017
	(In thousands)
Net cash used in operating activities	$(32,157)	$(16,094)
Net cash provided by investing activities	$17,918	$525
Net cash provided by financing activities	$49,410	$52,508
Net cash used in operating activities
During the nine months ended September 30, 2018, net cash used in operating activities was $32,157,000. The net loss of $34,249,000 for the nine months ended September 30, 2018 included non-cash charges of $4,572,000 for stock-based compensation expense and $527,000 for depreciation and amortization, partially offset by $140,000 for the amortization of discount on marketable securities. Net cash used in operating activities was further impacted by net changes in operating assets and liabilities of $2,855,000.
During the nine months ended September 30, 2017, net cash used in operating activities was $16,094,000. Net cash used in operating activities resulted primarily from our net loss of $21,149,000, partially offset by non-cash stock-based compensation of $3,877,000, depreciation and amortization of $295,000, and amortization of premium on marketable securities of $174,000. Net cash used was further impacted by net changes in operating assets and liabilities of $700,000.
Net cash provided by investing activities
During the nine months ended September 30, 2018, net cash provided by investing activities was $17,918,000, which resulted from proceeds from maturities of marketable securities of $43,875,000 and sales of investments of $800,000, offset by $18,453,000 related to purchases of marketable securities and $8,482,000 related to purchases of equipment. In addition, we also received proceeds of $178,000 from sale of equipment.
During the nine months ended September 30, 2017, net cash provided by investing activities was $525,000, due to proceeds from maturities of marketable securities of $49,265,000 and sales of investments of $2,896,000, offset by the purchases of marketable securities of $46,888,000 and purchases of property and equipment of $4,748,000.
Net cash provided by financing activities
During the nine months ended September 30, 2018, net cash provided by financing activities of $49,410,000 was related to net proceeds of $49,180,000 from the sale of common stock from a public offering and an ATM, proceeds of $477,000 from exercises of stock options as well as the Employee Stock Purchase Program, offset by payment of $247,000 related to restricted stock awards tax liability on net settlement.
During the nine months ended September 30, 2017, net cash provided by financing activities of $52,508,000 was related to net proceeds of $52,160,000 from the sale of common stock under our ATM sales agreement and follow on offering and $348,000 proceeds from the purchases of common stock through exercise of stock options as well as the Employee Stock Purchase Program.
Future Funding Requirements
We anticipate that we will continue to incur losses for the next several years due to expenses relating to:

•	pivotal trials of our product candidates;

•	toxicology (target animal safety) studies for our product candidates;

•	small molecule manufacturing; and

•	establishment of biologics manufacturing capability in Kansas.

We believe our existing cash, cash equivalents and investments will be sufficient to fund our operating plan through the next 18 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
Contractual Obligations
We have non-cancelable operating leases for laboratory space in Burlingame, California with several amendments to expand the facility. Commencing on June 1, 2017, the non-cancelable operating lease for the entire existing laboratory space of a total 10,755 square feet was extended for another 5 years through May 2022. In February 2017, we further amended the operating lease for laboratory space with an additional 721 square feet through May 2022.  In April 2017, we renewed our headquarters office lease for 6,900 square feet of office space in Burlingame, California through November 30, 2020 and in June 2017, we amended the lease with an additional 1,190 square feet of office space through November 30, 2020. In addition, we have a non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019 and three equipment leases expiring through 2020. Under the operating leases we are obligated to make minimum lease payments as of September 30, 2018 totaling $2,437,000 through May 2022, the timing of which is described in more detail in the notes to the condensed consolidated financial statements. In October 2018, we signed a short-term lease in Burlingame with Inflammatix, Inc., consisting of 5,613 square feet of space which is part of a larger office project owned by the landlord. The lease will continue through March 31, 2019 and thereafter may continue on a month-to-month basis until December 31, 2019.

Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements to Topic 842, Leases". The Standard provide another transition method in addition to the existing transition method by allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820)", changes to disclosure requirements for fair value measurement. The amendments of this update modify the disclosure requirements on fair value measurements about Topic 820. It applies to all reporting entities within the scope of the affected accounting guidance. It will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

We do not believe there are any other recently issued standards not yet effective that will have a material impact on our financial statements when the standards become effective.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments.
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of September 30, 2018, our cash equivalents and investments are invested in money market funds, U.S. treasury bills, U.S. federal agency notes, corporate notes, commercial paper and U.S treasury bonds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated as of October 19, 2018, between Kindred Biosciences, Inc. and Denise Bevers
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 7, 2018

Kindred Biosciences, Inc.

By:	/s/ Wendy Wee
Wendy Wee
Chief Financial Officer
(Principal Financial and Accounting Officer)