Form 10-Q
period 2019-06-30
Kindred Biosciences, Inc.
filed 2019-08-01
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of July 30, 2019, Kindred Biosciences, Inc. had outstanding 39,061,001 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,980	$56,302
Short-term investments	47,601	17,630
Accounts receivable	937	903
Inventories	4,358	3,570
Prepaid expenses and other	1,869	1,664
Total current assets	86,745	80,069
Property and equipment, net	28,576	26,343
Operating lease right-of-use assets	1,692	—
Other assets	63	70
Total assets	$117,076	$106,482

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$643	$3,576
Accrued compensation	2,703	3,436
Accrued liabilities	3,558	8,169
Current portion of operating lease liabilities	734	—
Total current liabilities	7,638	15,181
Long-term liability
Long-term operating lease liabilities	991	—
Long-term deferred rent	—	94
Total liabilities	8,629	15,275

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,043,052 and 33,948,254 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	4	3
Additional paid-in capital	300,462	252,885
Accumulated other comprehensive income (loss)	13	(11)
Accumulated deficit	(192,032)	(161,670)
Total stockholders' equity	108,447	91,207
Total liabilities and stockholders' equity	$117,076	$106,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net product revenues	$1,236	$—	$1,751	$—

Operating costs and expenses:
Cost of product revenues	169	—	261	—
Research and development	6,734	5,820	13,886	11,166
Selling, general and administrative	9,065	5,770	18,966	10,672
Total operating costs and expenses	15,968	11,590	33,113	21,838

Loss from operations	(14,732)	(11,590)	(31,362)	(21,838)
Interest and other income, net	425	349	1,000	626
Net loss	(14,307)	(11,241)	(30,362)	(21,212)
Change in unrealized gains or losses on available-for-sale securities	26	17	24	6
Comprehensive loss	$(14,281)	$(11,224)	$(30,338)	$(21,206)

Net loss per share, basic and diluted	$(0.37)	$(0.39)	$(0.79)	$(0.75)
Weighted-average number of common shares outstanding, basic and diluted	38,887	28,619	38,340	28,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(30,362)	$(21,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,762	2,937
Depreciation and amortization expense	1,095	324
Loss/(gain) on disposal of property and equipment	122	(12)
Amortization of discount on marketable securities	(232)	(75)
Changes in operating assets and liabilities:
Accounts receivable	(34)	—
Inventories	(788)	—
Prepaid expenses and other	(198)	(719)
Accounts payable	909	(2,510)
Accrued liabilities and accrued compensation	(6,044)	1,453
Net cash used in operating activities	(31,770)	(19,814)
Cash Flows from Investing Activities
Purchases of investments	(49,415)	(14,289)
Sales of investments	—	800
Maturities of investments	19,700	36,776
Purchases of property and equipment	(6,656)	(2,358)
Proceeds from sale of property and equipment	3	178
Net cash (used in) provided by investing activities	(36,368)	21,107
Cash Flows from Financing Activities
Exercises of stock options and purchase of ESPP shares	1,184	393
Payment of restricted stock awards and units tax liability on net settlement	(493)	(247)
Net proceeds from sale of common stock	43,125	49,178
Net cash provided by financing activities	43,816	49,324
Net change in cash and cash equivalents	(24,322)	50,617
Cash and cash equivalents at beginning of period	56,302	34,813
Cash and cash equivalents at end of period	$31,980	$85,430

Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment included in accounts payable and accrued liabilities	$579	$1,447
Proceeds due from exercise of stock options	$—	$29

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Kindred Biosciences, Inc. ("KindredBio", "we", "us" or "our") was incorporated on September 25, 2012 (inception) in the State of Delaware. On April 25, 2016, we filed a Certificate of Incorporation with the State of Delaware for a wholly owned subsidiary, KindredBio Equine, Inc. ("KindredBio Equine"). KindredBio Equine has one class of capital stock which is designated common stock, $0.0001 par value per share. The authorized number of shares of common stock for KindredBio Equine is 1,000. On February 1, 2019, we filed a Certificate of Incorporation with the State of Delaware for a wholly owned subsidiary, Centaur Biopharmaceutical Services, Inc. ("Centaur Biopharmaceutical Services"). Centaur Biopharmaceutical Services has one class of capital stock which is designated common stock, $0.0001 par value per share. The authorized number of shares of common stock for Centaur Biopharmaceutical Services is 1,000.
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

The accompanying financial statements include the accounts of Kindred Biosciences and its wholly owned subsidiaries (the "Company"). All inter-company accounts and transactions have been eliminated in consolidation.

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
In January 2019, we completed a public offering of 4,847,250 shares of common stock, which includes the exercise in full of the underwriters' option to purchase 632,250 additional shares of our common stock, at a public offering price of $9.50 per share for total gross proceeds of approximately $46,049,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $43,125,000.

Liquidity
We have incurred losses and negative cash flows from operations and had an accumulated deficit of $192,032,000 as of June 30, 2019. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and commercialize any approved products. To date, we have been funded primarily through sales of our former convertible preferred stock and the sale of our common stock. We might require additional capital until such time as we can generate operating revenues in excess operating expenses. We believe that our cash, cash equivalents and short-term investments totaling $79,581,000 as of June 30, 2019, are sufficient to fund our planned operations for at least the next 18 months.
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
Comprehensive Loss
Our comprehensive loss includes the change in unrealized gains or losses on available-for-sale debt securities. The cumulative amount of gains or losses are reflected as a separate component of stockholders' equity in the condensed consolidated balance sheets as accumulated other comprehensive income (loss).
Recently Issued Accounting Pronouncements
In February 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)", requiring organizations that lease assets—referred to as “lessees”—to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The ASU on leases took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We adopted this new standard on January 1, 2019, using the alternative modified transition method, that means using a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. There was no cumulative-effect adjustment needed on January 1, 2019. The new standard provides a number of optional practical expedients in transition. We elected the following "package of practical expedients" when assessing the transition impact as the lessee as of January 1, 2019: (1) not to reassess whether any expired or existing contracts, contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet as we recognize lease expense for these leases on a straight-line basis over the lease term. The major impact for KindredBio was the balance sheet recognition of right-of-use ("ROU") assets and lease liabilities for operating leases as a lessee. We determine if an agreement contains a lease at inception. For agreements where we are the lessee, operating lease are included in operating lease right-of-use assets, current portion of operating lease liabilities and long-term portion operating lease liabilities on the condensed consolidated balance sheet as of June 30, 2019. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentive received. We use our own incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as our leases generally do not provide an implicit rate. Lease terms don't include options to extend or terminate when we are reasonably certain that the option will not be exercised. Lease expense is recognized on a straight-line basis over the lease term.

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
The following table presents revenues and cost of product revenues for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Gross product revenues	$1,274	$—	$1,805	$—
Less allowance for product returns	(38)	—	(54)	—
Net product revenues	1,236	—	1,751	—
Cost of product revenues	(169)	—	(261)	—
Gross profit	$1,067	$—	$1,490	$—

Concentrations of credit risk

Our revenue was generated entirely from sales within the United States. Approximately 81% and 84% of our gross product revenues sold were to three distributors, respectively, for the three and six months ended June 30, 2019.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at their carrying values, net of any allowances for doubtful accounts. Accounts receivable consist primarily of amounts due from distributors, for which collection is probable based on the customer's intent and ability to pay. Receivables are evaluated for collection probability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. We have no allowance for doubtful accounts as of June 30, 2019 as our analysis did not uncover any collection risks.

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
Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of June 30, 2019
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,292	$1,292	$—	$—
US Treasury bills	1,099	1,099	—	—
Commercial paper	28,271	—	28,271	—
Short-term investments:
U.S. treasury bills	503	503	—	—
U.S. government agency notes	11,500	—	11,500	—
Commercial paper	25,968	—	25,968	—
Corporate notes	9,630	—	9,630	—
	$78,263	$2,894	$75,369	$—

	Fair Value Measurements as of December 31, 2018
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,276	$1,276	$—	$—
Commercial paper	45,332	—	45,332	—
U.S. treasury bills	500	500	—	—
U.S. treasury bonds and notes	7,949	—	7,949	—
Short-term investments:
Commercial paper	5,353	—	5,353	—
Corporate notes	12,277	—	12,277	—
	$72,687	$1,776	$70,911	$—
During the six months ended June 30, 2019, there were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy.
At June 30, 2019 and December 31, 2018, we did not have any financial liabilities which were measured at fair value on a recurring basis.

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
The fair value of available-for-sale investments by type of security at June 30, 2019 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$25,968	$3	$(3)	$25,968
U.S. treasury bills	502	1	—	503
U.S. government agency notes	11,498	2	—	11,500
Corporate notes	9,615	15	—	9,630
Total available-for-sale investments	$47,583	$21	$(3)	$47,601

The fair value of available-for-sale investments by type of security at December 31, 2018 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$5,353	$—	$—	$5,353
Corporate notes	12,288	—	(11)	12,277
Total available-for-sale investments	$17,641	$—	$(11)	$17,630

5.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued consulting	$743	$627
Accrued research and development costs	1,604	2,509
Other expenses	1,211	5,012
Deferred rent	—	115
	3,558	8,263
Less current portion	(3,558)	(8,169)
Long-term liability (deferred rent)	$—	$94

6.    Common Stock and Stock-Based Awards
Common Stock
During the six months ended June 30, 2019, we sold 4,847,250 shares of common stock in a follow-on public offering (see Note 1). In addition, we issued 180,584 shares of common stock in connection with the exercise of stock options for gross proceeds of $932,000, vested 141,250 restricted stock awards and restricted stock units, withheld 21,562 shares of restricted common stock and 27,538 shares related to restricted stock units to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock and restricted stock units (see below).

Stock-Based Awards
The table below shows the number of shares of common stock underlying options granted to employees, directors and consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

Stock Option Plan	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Shares underlying options granted	20,500	214,493	1,049,500	1,304,693
Weighted-average exercise price	$8.59	$9.70	$9.90	$8.93
Weighted average risk- free interest rate	2.24%	2.76%	2.54%	2.54%
Weighted average expected term (years)	6.1	5.7	5.9	5.9
Weighted average expected volatility	56%	59%	57%	60%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$4.69	$5.79	$5.42	$5.10
In June 2018, we adopted the 2018 Equity Incentive Plan (the “2018 Plan”), and reserved 3,000,000 shares of our common stock for issuance under the 2018 Plan. The 2018 Plan is the successor to our 2016 Equity Incentive Plan (the “2016 Plan”), which was retired on June 21, 2018 upon stockholders’ approval of our 2018 Plan. The 2016 Plan was the successor to our 2012 Equity Incentive Plan (the "2012 Plan"), which was retired on May 23, 2016 upon stockholders' approval of our 2016 Plan. All awards made under the 2016 and 2012 Plans shall remain subject to the terms of these plans. Options granted under the 2018 Plan may be either incentive stock options or nonstatutory stock options. The 2018 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The exercise price of a stock option may not be less than 100% of the closing price of our common stock on the date of the grant. If, at any time we grant an incentive stock option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of KindredBio stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of one or four years from the date of grant. Options granted under the 2018 Plan expire no later than 10 years from the date of grant. As of June 30, 2019, there were 1,436,493 option shares outstanding, and 1,270,732 shares available for future grants under the 2018 Plan.

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

We use the Black-Scholes option pricing model, in combination with the discounted employee price, in determining the value of the Stock Purchase Plan expense to be recognized during each offering period. The following assumptions were used in the Black-Scholes option pricing model to calculate employee stock-based compensation:

Stock Purchase Plan	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Weighted average risk-free interest rate	2.35%	2.10%	2.44%	1.78%
Weighted average expected term (years)	0.5	0.5	0.5	0.5
Weighted average expected volatility	41.6%	41.6%	44.9%	41.5%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$2.02	$2.60	$2.84	$2.25
Under the Stock Purchase Plan, employees purchased 37,314 shares of common stock for $252,000 during the quarter ended June 30, 2019. At June 30, 2019 and December 31, 2018, we had an outstanding liability of $42,000 and $47,000, respectively, which is included in accrued compensation on the condensed consolidated balance sheets, for employee contributions to the Stock Purchase Plan for shares pending issuance at the end of the next offering period.

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Research and development	$497	$388	$933	$889
General and administrative	1,405	1,025	2,829	2,048
	$1,902	$1,413	$3,762	$2,937
We had an aggregate of approximately $11,426,000 of unrecognized stock-based compensation expense for options outstanding and the Stock Purchase Plan as of June 30, 2019 which is expected to be recognized over a weighted-average period of 2.8 years.
Restricted Stock Award and Restricted Stock Units
On January 23, 2017, we granted 250,000 shares of restricted stock awards to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. On January 22, 2018, we granted 315,000 shares of restricted stock units to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. In Q1 2019, we granted 300,775 shares of restricted stock units to most of our current employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. The total stock-based compensation expense related to all awards and units is $7,512,000. As of June 30, 2019, we have an aggregate of approximately $5,167,000 unrecognized stock-based compensation expense for restricted stock awards and units outstanding which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted stock award and restricted stock units activity for six months ended June 30, 2019 was as follows:

Restricted Stock Award / Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	502,500	$7.87
Granted	300,775	10.49
Vested	(141,250)	7.71
Forfeited	(8,000)	10.61
Unvested balance at June 30, 2019	654,025	$9.08

Stock Option Information

A summary of stock option activity under all stock plans for the six months ended June 30, 2019, is presented as follows:

Stock Options	Number of Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2018	5,821,928	$7.54
Granted	1,049,500	9.90
Exercised	(180,584)	5.17
Forfeited	(97,455)	7.07
Expired	(75,000)	15.41
Balance at June 30, 2019	6,518,389	$7.90

As of June 30, 2019, options to purchase 4,160,475 shares of common stock were exercisable at a weighted average price of $7.11 per share.

7. Stockholders' Equity
Stockholders' Equity

The following tables present the changes in stockholders' equity (in thousands):

	Three months ended June 30, 2019
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at March 31, 2019	38,928	$4	$298,028	$(13)	$(177,725)	$120,294
Comprehensive loss
Net loss	—	—	—	—	(14,307)	(14,307)
Change in unrealized gains on available for sale securities	—	—	—	26	—	26
Total comprehensive loss						(14,281)
Stock-based compensation	—	—	1,902	—	—	1,902
Exercise of common stock options	78	—	280	—	—	280
Common stock issued under ESPP	37	—	252	—	—	252
Balance at June 30, 2019	39,043	$4	$300,462	$13	$(192,032)	$108,447

	Three months ended June 30, 2018
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at March 31, 2018	28,197	$3	$198,147	$(42)	$(121,951)	$76,157
Comprehensive loss
Net loss	—	—	—	—	(11,241)	(11,241)
Change in unrealized gains on available for sale securities	—	—	—	17	—	17
Total comprehensive loss						(11,224)
Stock-based compensation	—	—	1,413	—	—	1,413
Public offering of common stock, net of $3,178 of offering costs	5,326	—	47,422	—	—	47,422
At-the-Market issuance of common stock, net of $145 of issuance cost	188	—	1,756	—	—	1,756
Exercise of common stock options	17	—	80	—	—	80
Common stock issued under ESPP	25	—	160	—	—	160
Balance at June 30, 2018	33,753	$3	$248,978	$(25)	$(133,192)	$115,764

	Six months ended June 30, 2019
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	33,948	$3	$252,885	$(11)	$(161,670)	$91,207
Comprehensive loss
Net loss	—	—	—	—	(30,362)	(30,362)
Change in unrealized gains on available for sale securities	—	—	—	24	—	24
Total comprehensive loss						(30,338)
Stock-based compensation	—	—	3,762	—	—	3,762
RSU issuance of shares when vested	51	—	(279)	—	—	(279)
Shares withheld related to net shares settlement of equity awards	(21)	—	(214)	—	—	(214)
Exercise of common stock options	181	—	932	—	—	932
Public offering of common stock, net of $2,924 of offering costs	4,847	1	43,124	—	—	43,125
Common stock issued under ESPP	37	—	252	—	—	252
Balance at June 30, 2019	39,043	$4	$300,462	$13	$(192,032)	$108,447

	Six months ended June 30, 2018
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	28,183	$3	$196,688	$(31)	$(111,980)	$84,680
Comprehensive loss
Net loss	—	—	—	—	(21,212)	(21,212)
Change in unrealized gains on available for sale securities	—	—	—	6	—	6
Total comprehensive loss						(21,206)
Stock-based compensation		—	2,937	—	—	2,937
Public offering of common stock, net of $3,178 of offering costs	5,326	—	47,422	—	—	47,422
At-the-Market issuance of common stock, net of $145 of issuance cost	188	—	1,756	—	—	1,756
Shares withheld related to net shares settlement of equity awards	(27)		(247)			(247)
Exercise of common stock options	58	—	262	—	—	262
Common stock issued under ESPP	25	—	160	—	—	160
Balance at June 30, 2018	33,753	$3	$248,978	$(25)	$(133,192)	$115,764

8.    Commitments and Contingencies
Leases

We have non-cancelable operating leases for laboratory space in Burlingame, California with several amendments to expand the facility. Commencing on June 1, 2017, the non-cancelable operating lease for the entire existing laboratory space of a total 10,755 square feet was extended for another 5 years through May 2022. In February 2017, we further amended the operating lease for laboratory space with an additional 721 square feet through May 2022.  In April 2017, we renewed our headquarters office lease for 6,900 square feet of office space in Burlingame, California through November 30, 2020 and in June 2017, we amended the lease with an additional 1,190 square feet of office space through November 30, 2020. In addition, we have a non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019. In June 2019, the San Diego lease was renewed and will expire in February 2025. In October 2018, we signed a short-term lease in Burlingame ("October 2018 lease"), consisting of 5,613 square feet of space. The October 2018 lease has been terminated in June 2019. In April 2019, we signed a short-term lease in Burlingame ("April 2019 lease"), consisting of 1,979 square feet of space through April 2020. In May 2019, we signed another lease in Burlingame ("May 2019 lease"), consisting of 1,346 square feet of space through April 2022. In addition, we have five equipment leases expiring through 2023.

Operating lease expense was $240,000 and $469,000 for the three and six months ended June 30, 2019, which includes $32,000 and $58,000 of short-term lease expense, respectively. The following tables below do not include the October 2018 lease and April 2019 lease since they are no more than 12 months. The renewal of the San Diego lease was not included since the new lease term will not start until October 2019. We also have various equipment operating lease agreements.

Supplemental cash flow information, as of June 30, 2019, related to operating leases as follows (in thousands):

Amortization of operating lease	$411
Cash paid within operating cash flows	$424
Right-of-use assets obtained in exchange for new lease liabilities	$112

Supplemental balance sheet information, as of June 30, 2019, related to operating leases was as follows (in thousands, except lease term and discount rate):

Reported as:
Operating lease right-of-use assets	$1,692

Current portion of operating lease liabilities	$734
Long-term operating lease liabilities	991
Total lease liabilities	$1,725

Weighted average remaining lease term (years)	2.5 years
Weighted average discount rate	5.50%

As of June 30, 2019, we are obligated to make minimum lease payments under non-cancelable operating leases, as follows (in thousands):

Year ending December 31,	Lease Payments
2019 (remaining of year)	$464
2020	836
2021	649
2022	313
2023 and after	307
Total lease payments	2,569
Less: imputed interest	(226)
Total lease liabilities	$2,343
As of December 31, 2018, we are obligated to make minimum lease payments under all of our operating leases as follows (in thousands):

Year ending December 31,	Lease Payments
2019	$835
2020	726
2021	459
2022	194
Thereafter	—
Total	$2,214

Purchase Commitments

In March 2018, we entered into a standard form of agreement with CRB Builders, LLC (“CRB”) in connection with the renovation of the Plant. Pursuant to the agreement, CRB will provide pre-construction and construction services in connection with constructing and renovating the Plant to provide approximately 16,500 square feet of new production space, and supporting Fill and Finish and Bio Production processes (the “Project”). The Project was completed in the second quarter of 2019.

In June 2018, we entered into a Strategic Supply Agreement (the “Agreement”), with Pall Corporation (“Pall”) for purchase of equipment and consumables to be used in support of our manufacturing requirements, including, but not limited to the Plant. Pursuant to the agreement, we will purchase certain pharmaceutical manufacturing equipment and related services in the aggregate amount of $3.8 million with a seven year consumable purchase obligation in the aggregate amount of approximately $16.5 million. The agreement is subject to customary undertakings, covenants, obligations, rights and conditions. We have incurred $3,286,000 in equipment purchase costs and $997,000 in other purchase costs as of June 30, 2019.

9.    Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic and diluted net loss per share:
Numerator:
Net loss	$(14,307)	$(11,241)	$(30,362)	$(21,212)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	38,887	28,619	38,340	28,304
Net loss per share, basic and diluted	$(0.37)	$(0.39)	$(0.79)	$(0.75)

There was no difference between the Company’s net loss and the net loss attributable to common stockholders for all periods presented.
Stock options to purchase 6,518,389 shares of common stock, 125,000 shares unvested restricted stock awards and 529,025 restricted stock units as of June 30, 2019, were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2019, because their effect was anti-dilutive.
Stock options to purchase 5,725,783 shares of common stock and 187,500 shares unvested restricted stock awards and 315,000 restricted stock units were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2018, because their effect was anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this section, “KindredBio,” “we,” “our,” “ours,” “us” and the “Company” refer to Kindred Biosciences, Inc. and our wholly owned subsidiaries KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. You should read the following discussion and analysis of our consolidated financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q consists of forward-looking statements such as statements regarding our expectations about the trials, regulatory approval, manufacturing, distribution and commercialization of our current and future product candidates and statements regarding our anticipated revenues, expenses, margins, profits and use of cash. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) often identify forward-looking statements.

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

For a further description of these risks and uncertainties and other risks and uncertainties that we face, please see the “Risk Factors” sections that are contained in our filings with the U.S. Securities and Exchange Commission (the SEC), including the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 6, 2019, and any subsequent updates that may be contained in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our other Quarterly Reports on Form 10-Q filed with the SEC.  As a result of the risks and uncertainties described above and in our filings with the SEC, actual results may differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date of this report and we undertake no obligation to update or revise these statements, except as may be required by law.

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

Business Updates

We reported $1.2 million and $1.8 million in net revenues related to Mirataz sales in the three and six months ended June 30, 2019. Mirataz is commercially available to veterinarians in the United States through our network of national and regional distributors, home-delivery distributors, as well as through our direct sales organization. Approximately 46% of veterinary clinics in the United States have purchased Mirataz since the product’s launch, and the reorder rate among participating clinics grew to approximately 65% in the quarter. We expect ongoing commercial initiatives, the introduction of new marketing strategies and establishment of direct-to-consumer agreements to drive continued momentum in the second half of 2019.

The European Marketing Agency, or EMA, accepted our European marketing authorization application for the review of Mirataz in December 2017, and presented us with a List of Questions, or LoQ, in April 2018. We responded to the EMA’s questions and in April 2019, we received a request for further information including a request to discuss the submission at an oral hearing, which has been scheduled for September 2019. The outcome of the oral hearing will determine whether additional studies are required to obtain European approval of Mirataz. KindredBio will update the market on the path forward for Mirataz EU pending communication from the EMA post the hearing. Regulatory approval is subject to the typical risks inherent in such a process.

The FDA has approved the safety and effectiveness technical sections for dipyrone injection for the control of pyrexia (fever) in horses, our second product candidate. On May 16, 2019, we announced that we had been notified by our contract manufacturer of the active pharmaceutical ingredient (API) dipyrone that the FDA Center for Veterinary Medicine (CVM) had follow up questions, following an inspection in March 2019. Responses have since been submitted to the FDA by the API manufacturer, and the FDA has issued an Establishment Inspection Report indicating that the facility was compliant with good manufacturing practices. We have reactivated the New Animal Drug Application (NADA). The FDA granted a shortened timeline of 135 days for review of the NADA. Approval is expected in the fourth quarter of 2019 and is dependent on a product and application-specific facility assessment of the API manufacturer by the CVM review office. Regulatory approval is subject to the typical risks inherent in such a process. Preparations for the commercial launch remain on track.

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

On October 30, 2018, we reported positive topline results from our pilot efficacy study of KIND-016, a fully caninized, high-affinity monoclonal antibody targeting interleukin-31 (IL-31), for the treatment of atopic dermatitis in dogs. Following the successful pilot efficacy study, we conducted a pilot field effectiveness study for our IL-31 antibody and reported positive topline results on July 29, 2019. The study was a randomized, blinded, placebo-controlled, pilot field study that enrolled 62 client-owned dogs with atopic dermatitis to assess the effectiveness of KIND-016. A single dose of KIND-016 or placebo was administered on day 0, and the severity of pruritus (Pruritic Visual Analog Scale,or PVAS, score) and atopic dermatitis severity (Canine Atopic Dermatitis Extent and Severity Index-4, or CADESI-4, score) were assessed at day 0 and weeks 1, 2, 3, 4, 6, and 8. Additionally, PVAS scores were assessed at 4-h and days 1, 2 and 3 post-administration of KIND-016 or placebo. Treatment success for individual dogs at each visit was defined as a 50% or higher reduction from baseline in either the PVAS or CADESI-4 scores. The primary efficacy endpoint was proportion of treatment successes at week 4 in the per-protocol population. The primary effectiveness analysis was the 95% confidence interval (CI) for the prevented fraction (PF) between the two groups.

At week 4, 60.7% of the KIND-016 group met treatment success criteria, vs. 33.3% of the placebo group. The reduction in itching, as measured by the PVAS score, peaked rapidly, showing significant efficacy as early as 24 hours with a trend as early as 4 hours, and the CADESI response was also very rapid. Treatment success rate reached 70% as early as week 1 in the KIND-016 group. While the study was not powered to demonstrate efficacy beyond week 4, the majority of dogs who were treatment successes at week 4 maintained response through week 8. A pivotal study is expected to commence by year-end. In addition, the U.S. Patent and Trademark Office has issued a patent (Patent No. is 10,093,731) for KindredBio’s anti-IL31 antibody.

We also expect pilot effectiveness results for KIND-025, our canine anti-IL-4/IL-13 SINK molecule, by the end of 2019, and are advancing other programs for atopic dermatitis.

Atopic dermatitis is an immune-mediated inflammatory skin condition in dogs. It is the leading reason owners take their dog to the veterinarian, and the current market size is over $600 million annually and growing rapidly. KindredBio is pursuing a multi-pronged approach toward atopic dermatitis, with a portfolio of promising biologics.

GMP manufacturing has been completed at our Burlingame facility for KindredBio’s feline recombinant erythropoietin that is being developed for the management of non-regenerative anemia in cats. cGMP fill finish will be undertaken at our biologics manufacturing facility in Elwood, Kansas, in the third quarter of 2019. Thereafter, a pivotal effectiveness study (KIND-510a) will commence before the end of 2019. We announced positive topline results from a pilot field effectiveness study of our feline recombinant erythropoietin in January 2019.

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

We announced positive results from our pilot efficacy study of KIND-030, a chimeric, high-affinity monoclonal antibody targeting canine parvovirus on August 1, 2019. This was a 12-dog study, of which 4 dogs were treated prophylactically and 2 dogs were treated after establishment of the infection. All treated dogs survived, compared to none in the applicable placebo group. The effect was seen in both prophylaxis setting, as well as in a treatment setting after establishment of infection. Pivotal studies are expected to be conducted in 2020.

Canine parvovirus (CPV) is the most significant contagious viral cause of enteritis in dogs, especially puppies, with mortality rates reportedly as high as 91%. There are currently no FDA or USDA approved treatments for CPV, nor any other available treatment.
.

The pilot field effectiveness study of KIND-509, our anti-TNF antibody for canine inflammatory bowel disease (IBD), has been initiated and is underway. Study results are expected by the end of 2019. IBD can affect dogs at any age, but is more common in middle-aged and older dogs.

The pilot field effectiveness study of KIND-014 for the treatment of gastric ulcers in horses has been completed with positive results. We have selected a formulation for development and both the pivotal field and pivotal safety studies will begin in the second half of 2019.

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

We have constructed a Good Manufacturing Practice, or GMP, biologics manufacturing plant in Burlingame, CA which is fully commissioned. We have successfully completed cGMP manufacturing of our feline erythropoietin drug substance. In addition, construction to support initial production lines on our biologics manufacturing facility in Elwood, Kansas is completed. The fill finish line has been installed and is being validated. cGMP fill finish of our feline erythropoietin drug substance will be undertaken at our Elwood, Kansas facility in the third quarter of 2019. The facility includes approximately 180,000 square feet with clean rooms, utility, equipment and related quality documentation suitable for small molecule and biologics manufacturing.

We are a commercial-stage company with one product just recently approved for marketing and sale. We have incurred significant net losses since our inception. We incurred cumulative net losses of $192,032,000 through June 30, 2019. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings, including our initial public offering in December 2013 that provided us with net proceeds of $54.9 million and a follow-on public offering in April 2014 that provided us with net proceeds of $58.1 million. In 2017, we completed sale of 4,501,985 shares of common stock under an At Market Issuance Sales Agreement, or ATM, and underwritten public offering of 3,314,000 shares of common stock. Total net proceeds in 2017, after deducting underwriting commissions and offering costs, were approximately $52.2 million. In 2018, we sold 188,100 shares of common stock under an ATM and completed an underwritten public offering of 5,326,314 shares of common stock that provided us with approximately $49.2 million in net proceeds.On January 23, 2019, we completed a public offering of 4,847,250 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase 632,250 additional shares of our common stock, at a public offering price of $9.50 per share for total gross proceeds of approximately $46 million. Net proceeds, after deducting underwriting discounts and commissions and offering expenses were approximately $43.1 million. As of June 30, 2019, we had cash, cash equivalents and investments of $79,581,000.

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
Results of Operations
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net product revenues	$1,236	$—	$1,751	$—

Operating costs and expenses:
Cost of product revenues	169	—	261	—
Research and development	6,734	5,820	13,886	11,166
Selling, general and administrative	9,065	5,770	18,966	10,672
Total operating costs and expenses	15,968	11,590	33,113	21,838

Loss from operations	(14,732)	(11,590)	(31,362)	(21,838)
Interest and other income, net	425	349	1,000	626
Net loss	$(14,307)	$(11,241)	$(30,362)	$(21,212)

Revenues
We received FDA approval of Mirataz in May 2018 and started shipping commercially within the United States in July 2018. Mirataz is commercially available to veterinarians in the United States through our network of national and regional distributors as well as through our direct sales organization. Approximately 46% of veterinary clinics in the United States have purchased Mirataz since the product’s launch, and the reorder rate among participating clinics grew to approximately 64% in the quarter. We recorded $1.2 million and $1.8 million in net revenues for the three and six months ended June 30, 2019, respectively.
Our product sales to three large distributors, namely Covetrus, MWI Animal Health and Patterson, each accounted for more than 10% of total revenues for three and six months ended June 30, 2019. On a combined basis, these distributors accounted for approximately 81% and 84%, respectively, of our product sales in the United States for the three and six months ended June 30, 2019.

We currently estimate a 3% product return liability using probability-weighted available industry data and data provided by the our distributors such as the inventories remaining in the distribution channel (Notes 1 and 2). We did not record an allowance for doubtful accounts as our analysis did not uncover any collection risks.

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Gross product revenues	$1,274	$—	$1,805	$—
Less allowance for product returns	(38)	—	(54)	—
Net product revenues	1,236	—	1,751	—
Cost of product revenues	(169)	—	(261)	—
Gross profit	$1,067	$—	$1,490	$—

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
Research and development expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended June 30,		%	Six months ended June 30,		%
	2019	2018	Change	2019	2018	Change
Payroll and related	$3,076	$2,245	37%	$6,355	$4,429	43%
Consulting	742	855	(13)%	1,520	1,206	26%
Field trial costs, including materials	740	785	(6)%	1,408	1,447	(3)%
Biologics development and supplies	605	759	(20)%	1,469	1,696	(13)%
Stock-based compensation	497	388	28%	933	889	5%
Other	1,074	788	36%	2,201	1,499	47%
	$6,734	$5,820	16%	$13,886	$11,166	24%
During the three and six months ended June 30, 2019, research and development expense related primarily to advancing the development of canine atopic dermatitis, KIND-014, KIND-510a and other early stage programs. In addition, we increased the headcount of our in-house team to focus on the GMP manufacturing process for our potential biologic candidates.

Research and development expenses for the three months ended June 30, 2019, increased by 16% to $6,734,000 compared with $5,820,000 for the same period in 2018. The increase was primarily due to higher payroll and related costs due to headcount additions and higher stock-based compensation expense. Outsourced research and development expenses related to dipyrone IV, Anti-IL 31, KIND-014, KIND-510a and other product development programs for three months ended June 30, 2019 were $78,000, $281,000, $234,000, $53,000 and $328,000, respectively. Outsourced research and development expense consists primarily of costs related to CMC, clinical trial costs and consulting. Higher depreciation, testing, rent and other facility costs also contributed to the increase in expenses.
Research and development expenses for the six months ended June 30, 2019 increased by 24% to $13,886,000 compared with $11,166,000 for the same period in 2018. The increase was mainly due to higher payroll and related costs, as well as higher consulting expenses. Outsourced research and development expenses related to dipyrone IV, Anti-IL 31, KIND-014, KIND-510a and other product development programs for six months ended June 30, 2019 were $216,000, $382,000, $256,000, $60,000 and $843,000, respectively. Higher depreciation, rent and other facility costs also contributed to the increase in expenses.

We expect research and development expense to increase slightly for the rest of the year as we initiate three pivotal studies in the latter part of the year.  Due to the inherently unpredictable nature of our development, we cannot reasonably estimate or predict the nature, specific timing or estimated costs of the efforts that will be necessary to complete the development of our product candidates.
Selling, General and Administrative Expense
Selling, general and administrative expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended June 30,		%	Six months ended June 30,		%
	2019	2018	Change	2019	2018	Change
Payroll and related	$3,718	$2,163	72%	$7,858	$3,775	108%
Consulting, legal and professional services	772	583	32%	1,588	1,115	42%
Stock-based compensation	1,405	1,025	37%	2,829	2,048	38%
Corporate and marketing expenses	1,274	965	32%	2,775	1,844	50%
Other	1,896	1,034	83%	3,916	1,890	107%
	$9,065	$5,770	57%	$18,966	$10,672	78%

Selling, general and administrative expenses for the three and six months ended June 30, 2019 increased by 57% to $9,065,000 and 78% to $18,966,000, when compared to the same periods in 2018. The overall increase is primarily the result of KindredBio's transition from a development stage to a commercial stage company. Mirataz was commercially available to veterinarians in the United States in July 2018. Headcount increase was due to the expansion of our commercial organization and administrative personnel to support the Company's growth. Sales and marketing expenses account for a big component of the increase due to the launch of Mirataz. Consulting, legal and professional fees as well as facilities costs increased as we became a commercial stage organization.
We expect selling, general and administrative expense to remain relatively consistent throughout 2019 as we have substantially completed the build out of our sales organization and corporate infrastructure in support of the commercialization of Mirataz.

Interest and Other Income, Net

The increase in interest income for the three and six months ended June 30, 2019 compared to 2018 is due to higher cash equivalent and investment balances as a result of the $43 million of net proceeds from sale of common stock under the follow-on public offering as well as better yields from higher interest rates.

Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets.  Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of June 30, 2019, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in September 2012 through June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $192,032,000. Since inception and through June 30, 2019, we raised approximately $269.5 million in net proceeds in connection with our initial public offering and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering) and subsequent follow-on public offerings and ATM sales of common stock. As of June 30, 2019, we had cash, cash equivalents and investments of $79,581,000. We believe that our cash, cash equivalents and investments balances as of June 30, 2019, are sufficient to fund our planned operations for at least the next 18 months.

Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Six months ended June 30,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(31,770)	$(19,814)
Net cash (used in) provided by investing activities	$(36,368)	$21,107
Net cash provided by financing activities	$43,816	$49,324
Net cash used in operating activities
During the six months ended June 30, 2019, net cash used in operating activities was $31,770,000. The net loss of $30,362,000 for the six months ended June 30, 2019 included non-cash charges of $3,762,000 for stock-based compensation expense, $1,095,000 for depreciation and amortization, $122,000 for loss on disposal of property and equipment, partially offset by $232,000 for the amortization of discount on marketable securities. Net cash used in operating activities was further impacted by net changes in operating assets and liabilities of $6,155,000.
During the six months ended June 30, 2018, net cash used in operating activities was $19,814,000. Net cash used in operating activities resulted primarily from our net loss of $21,212,000, included non-cash stock-based compensation of $2,937,000, depreciation and amortization of $324,000, partially offset by $12,000 for gain on disposal of property and equipment, and $75,000 for the amortization of premium on marketable securities. Net cash used was further impacted by net changes in operating assets and liabilities of $1,776,000.
Net cash provided by investing activities
During the six months ended June 30, 2019, net cash used in investing activities was $36,368,000, which resulted from proceeds from maturities of marketable securities of $19,700,000, offset by $49,415,000 related to purchases of marketable securities and $6,656,000 related to purchases of equipment. In addition, we also received proceeds of $3,000 from sale of equipment.
During the six months ended June 30, 2018, net cash provided by investing activities was $21,107,000, due to proceeds from maturities of marketable securities of $36,776,000 and sales of investments of $800,000, offset by the purchases of marketable securities of $14,289,000 and purchases of property and equipment of $2,358,000. In addition, we also received proceeds of $178,000 from sale of equipment.

Net cash provided by financing activities
During the six months ended June 30, 2019, net cash provided by financing activities of $43,816,000 was related to net proceeds of $43,125,000 from the sale of common stock from a public offering, proceeds of $1,184,000 from exercises of stock options as well as the Employee Stock Purchase Program, offset by payment of $493,000 related to restricted stock awards and restricted stock units tax liability on net settlement.
During the six months ended June 30, 2018, net cash reduced by financing activities of $49,324,000 was related to net proceeds of $49,178,000 from the sale of common stock from a public offering, proceeds of $393,000 from the purchases of common stock through exercise of stock options as well as the Employee Stock Purchase Program, offset by payment of $247,000 related to restricted stock awards tax liability on net settlement.
Future Funding Requirements
We anticipate that we will continue to incur losses for the next several years due to expenses relating to:

•	pivotal trials of our product candidates;

•	toxicology (target animal safety) studies for our product candidates;

•	small molecule manufacturing; and

•	establishment of biologics manufacturing capability in Kansas.

We believe our existing cash, cash equivalents and investments will be sufficient to fund our operating plan for at least the next 18 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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

In April 2017, we renewed our headquarters office lease for 6,900 square feet of office space in Burlingame, California through November 30, 2020 and in June 2017, we amended the lease with an additional 1,190 square feet of office space through November 30, 2020. In addition, we have a non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019. In June 2019, the San Diego lease was renewed and will expire in February 2025. In October 2018, we signed a short-term lease in Burlingame ("October 2018 lease"), consisting of 5,613 square feet of space. The October 2018 lease was terminated in June 2019. In April 2019, we signed a short-term lease in Burlingame ("April 2019 lease"), consisting of 1,979 square feet of space, through April 2020. In May 2019, we signed another lease in Burlingame ("May 2019 lease"), consisting of 1,346 square feet of space, through April 2022. In addition, we have five equipment leases expiring through 2023.

Under the operating leases we are obligated to make minimum lease payments as of June 30, 2019 totaling $2,569,000 through February 2025, the timing of which is described in more detail in the notes to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recently Issued Accounting Pronouncements
In February 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)", requiring organizations that lease assets—referred to as “lessees”—to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The ASU on leases took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We adopted this new standard on January 1, 2019, using the alternative modified transition method, that means using a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. There was no cumulative-effect adjustment needed on January 1, 2019. The new standard provides a number of optional practical expedients in transition. We elected the following "package of practical expedients" when assessing the transition impact as the lessee as of January 1, 2019: (1) not to reassess whether any expired or existing contracts, contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet as we recognize lease expense for these leases on a straight-line basis over the lease term. The major impact for KindredBio was the balance sheet recognition of right-of-use ("ROU") assets and lease liabilities for operating leases as a lessee. We determine if an agreement contains a lease at inception. For agreements where we are the lessee, operating lease are included in operating lease right-of-use assets, current portion of operating lease liabilities and long-term portion operating lease liabilities on the condensed consolidated balance sheet as of June 30, 2019. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentive received. We use our own incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as our leases generally do not provide an implicit rate. Lease terms don't include options to extend or terminate when we are reasonably certain that the option will not be exercised. Lease expense is recognized on a straight-line basis over the lease term.

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
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of June 30, 2019, our cash equivalents and investments are invested in money market funds, U.S. treasury bills, U.S. federal agency notes, corporate notes, commercial paper and U.S treasury bonds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 1, 2019

Kindred Biosciences, Inc.

By:	/s/ Wendy Wee
Wendy Wee
Chief Financial Officer
(Principal Financial and Accounting Officer)