Form 10-Q
period 2019-09-30
Kindred Biosciences, Inc.
filed 2019-11-12
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of November 8, 2019, Kindred Biosciences, Inc. had outstanding 39,091,486 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,164	$56,302
Short-term investments	48,279	17,630
Accounts receivable	801	903
Inventories	4,223	3,570
Prepaid expenses and other	1,528	1,664
Total current assets	93,995	80,069
Property and equipment, net	29,574	26,343
Long-term investments	201	—
Operating lease right-of-use assets	1,500	—
Other assets	65	70
Total assets	$125,335	$106,482

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,375	$3,576
Accrued compensation	3,000	3,436
Accrued liabilities	5,007	8,169
Current portion of operating lease liabilities	730	—
Total current liabilities	10,112	15,181
Long-term liability
Long-term operating lease liabilities	804	—
Long-term deferred rent	—	94
Long-term loan payable, net of debt issuance costs	19,189	—
Total liabilities	30,105	15,275

Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,084,527 and 33,948,254 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	4	3
Additional paid-in capital	302,533	252,885
Accumulated other comprehensive income (loss)	18	(11)
Accumulated deficit	(207,325)	(161,670)
Total stockholders' equity	95,230	91,207
Total liabilities and stockholders' equity	$125,335	$106,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net product revenues	$1,104	$640	$2,855	$640

Operating costs and expenses:
Cost of product revenues	139	110	400	110
Research and development	7,290	7,477	21,176	18,643
Selling, general and administrative	9,382	6,608	28,348	17,280
Total operating costs and expenses	16,811	14,195	49,924	36,033

Loss from operations	(15,707)	(13,555)	(47,069)	(35,393)
Interest and other income, net	414	518	1,414	1,144
Net loss	(15,293)	(13,037)	(45,655)	(34,249)
Change in unrealized gains or losses on available-for-sale securities	5	12	29	18
Comprehensive loss	$(15,288)	$(13,025)	$(45,626)	$(34,231)

Net loss per share, basic and diluted	$(0.39)	$(0.39)	$(1.18)	$(1.14)
Weighted-average number of common shares outstanding, basic and diluted	38,940	33,601	38,542	30,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(45,655)	$(34,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,588	4,572
Shares issued for consulting services	61	—
Depreciation and amortization expense	1,761	527
Loss/(gain) on disposal of property and equipment	134	(12)
Amortization of discount on marketable securities	(419)	(140)
Changes in operating assets and liabilities:
Accounts receivable	102	(242)
Inventories	(653)	(2,521)
Prepaid expenses and other	141	(670)
Accounts payable	1,691	(60)
Accrued liabilities and accrued compensation	(5,398)	638
Net cash used in operating activities	(42,647)	(32,157)
Cash Flows from Investing Activities
Purchases of investments	(89,079)	(18,453)
Sales of investments	2,999	800
Maturities of investments	55,678	43,875
Purchases of property and equipment	(7,281)	(8,482)
Proceeds from sale of property and equipment	3	178
Net cash (used in) provided by investing activities	(37,680)	17,918
Cash Flows from Financing Activities
Exercises of stock options and purchase of ESPP shares	1,368	477
Payment of restricted stock awards and units tax liability on net settlement	(493)	(247)
Net proceeds from sale of common stock	43,125	49,180
Proceeds from loan payable, net of debt issuance costs	19,189	—
Net cash provided by financing activities	63,189	49,410
Net change in cash and cash equivalents	(17,138)	35,171
Cash and cash equivalents at beginning of period	56,302	34,813
Cash and cash equivalents at end of period	$39,164	$69,984

Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment included in accounts payable and accrued liabilities	$1,488	$2,388

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

Borrowings
On September 30, 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Solar Capital Ltd., as collateral agent and lender, and the other lenders named in the Loan Agreement (Solar Capital Ltd. and the other lenders collectively, the “Lenders”). The Lenders have agreed to make available to KindredBio an aggregate principal amount of up to $50.0 million under the Loan Agreement. We plan to use the loan proceeds to support the development and commercialization of our products and product candidates as well as for working capital and general corporate purposes. The Loan Agreement provides for a term loan commitment of $50.0 million in three tranches: (1) a $20.0 million term A loan that was funded on September 30, 2019; (2) a $15.0 million term B loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, no later than December 31, 2020; and (3) a $15.0 million term C loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, on or before June 30, 2021. Each term loan has a maturity date of September 30, 2024. Each term loan bears interest at a floating per annum rate equal to the one-month LIBOR rate (with a floor of 2.17%) plus 6.75%. We are permitted to make interest-only payments on each term loan through October 31, 2021. The interest-only period can be extended by six months upon our satisfaction of the minimum liquidity requirements described in the Loan Agreement. See Note 6.

Liquidity
We have incurred losses and negative cash flows from operations and had an accumulated deficit of $207,325,000 as of September 30, 2019. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and commercialize any approved products. To date, we have been funded primarily through sales of our former convertible preferred stock and the sale of our common stock. We might require additional capital until such time as we can generate operating revenues in excess operating expenses. We believe that our cash, cash equivalents and investments totaling $87,644,000 as of September 30, 2019, are sufficient to fund our planned operations for at least the next 24 months.
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
Revenue Recognition

We adopted FASB Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers on January 1, 2018.

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
3. Determine the transaction price
The transaction price is determined based on the consideration which we will be entitled to receive in exchange for transferring goods to the customer, typically a fixed consideration in our contractual agreements.
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
Recently Issued Accounting Pronouncements
In February 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)", requiring organizations that lease assets—referred to as “lessees”—to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The ASU on leases took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We adopted this new standard on January 1, 2019, using the alternative modified transition method, that means using a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. There was no cumulative-effect adjustment needed on January 1, 2019. The new standard provides a number of optional practical expedients in transition. We elected the following "package of practical expedients" when assessing the transition impact as the lessee as of January 1, 2019: (1) not to reassess whether any expired or existing contracts, contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet as we recognize lease expense for these leases on a straight-line basis over the lease term. The major impact for

KindredBio was the balance sheet recognition of right-of-use ("ROU") assets and lease liabilities for operating leases as a lessee. We determine if an agreement contains a lease at inception. For agreements where we are the lessee, operating lease are included in operating lease right-of-use assets, current portion of operating lease liabilities and long-term portion operating lease liabilities on the condensed consolidated balance sheet as of September 30, 2019. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentive received. We use our own incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as our leases generally do not provide an implicit rate. Lease terms don't include options to extend or terminate when we are reasonably certain that the option will not be exercised. Lease expense is recognized on a straight-line basis over the lease term.

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
The following table presents revenues and cost of product revenues for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Gross product revenues	$1,039	$660	$2,844	$660
Less allowance for product returns	65	(20)	11	(20)
Net product revenues	1,104	640	2,855	640
Cost of product revenues	(139)	(110)	(400)	(110)
Gross profit	$965	$530	$2,455	$530

Concentrations of credit risk

Our revenue was generated entirely from sales within the United States. Approximately 84% and 85% of our gross product revenues sold were to three distributors, for the three and nine months ended September 30, 2019, respectively. Approximately 90% and 90% of our gross product revenues sold were to four distributors, for the three and nine months ended September 30, 2018, respectively, since we only started to sell in July 2018.

Product returns

Our return policy generally allows customers to receive credit for expired products within 90 days after the product’s expiration date. We conducted a 12-month analysis of product returns, of which there were none, and lowered the estimated product return liabilities from 3% to 2% of gross revenue using probability-weighted available industry data and data provided by our distributors such as the inventories remaining in the distribution channel. Adjustments will be made in the future if actual results vary from our estimates.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at their carrying values, net of any allowances for doubtful accounts. Accounts receivable consist primarily of amounts due from distributors, for which collection is probable based on the customer's intent and ability to pay. Receivables are evaluated for collection probability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. We have no allowance for doubtful accounts as of September 30, 2019 as our analysis did not uncover any collection risks.

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
Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of September 30, 2019
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$7,912	$7,912	$—	$—
Commercial paper	15,237	—	15,237	—
Corporate notes	1,390	—	1,390	—
Short-term investments:
U.S. treasury bills	9,039	9,039	—	—
U.S. government agency notes	9,459	—	9,459	—
Commercial paper	17,868	—	17,868	—
Corporate notes	11,913	—	11,913	—
Long-term investments:
Corporate notes	201	—	201	—
	$73,019	$16,951	$56,068	$—

	Fair Value Measurements as of December 31, 2018
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,276	$1,276	$—	$—
Commercial paper	45,332	—	45,332	—
U.S. treasury bills	500	500	—	—
U.S. treasury bonds and notes	7,949	—	7,949	—
Short-term investments:
Commercial paper	5,353	—	5,353	—
Corporate notes	12,277	—	12,277	—
	$72,687	$1,776	$70,911	$—
During the nine months ended September 30, 2019, there were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy.
At September 30, 2019 and December 31, 2018, we did not have any financial liabilities which were measured at fair value on a recurring basis.

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
The fair value of available-for-sale investments by type of security at September 30, 2019 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$17,867	$2	$(1)	$17,868
U.S. treasury bills	9,036	4	(1)	9,039
U.S. government agency notes	9,459	1	(1)	9,459
Corporate notes	11,899	14	—	11,913
Long-term investments:
Corporate notes	201	—	—	201
Total available-for-sale investments	$48,462	$21	$(3)	$48,480

The fair value of available-for-sale investments by type of security at December 31, 2018 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$5,353	$—	$—	$5,353
Corporate notes	12,288	—	(11)	12,277
Total available-for-sale investments	$17,641	$—	$(11)	$17,630

5.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued consulting	$732	$627
Accrued research and development costs	1,574	2,509
Other expenses	2,701	5,012
Deferred rent	—	115
	5,007	8,263
Less current portion	(5,007)	(8,169)
Long-term liability (deferred rent)	$—	$94

6.    Borrowings
On September 30, 2019, we entered into the Loan Agreement with the Lenders. The Lenders have agreed to make available to KindredBio an aggregate principal amount of up to $50.0 million under the Loan Agreement. We plan to use the loan proceeds to support the development and commercialization of our products and product candidates as well as for working capital and general corporate purposes.The Loan Agreement provides for a term loan commitment of $50.0 million in three tranches: (1) a $20.0 million term A loan that was funded on September 30, 2019; (2) a $15.0 million term B loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, no later than December 31, 2020; and (3) a $15.0 million term C loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, on or before June 30, 2021. Each term loan has a maturity date of September 30, 2024. Each term loan bears interest at a floating per annum rate equal to the one-month LIBOR rate (with a floor of 2.17%) plus 6.75%. We are permitted to make interest-only payments on each term loan through October 31, 2021. The interest-only period can be extended by six months upon our satisfaction of the minimum liquidity requirements described in the Loan Agreement. We have agreed to maintain cash at all times equal to at least $5.0 million prior to the funding of the term B loan, at least $10.0 million after the funding of the term B loan and at least $15.0 million after the funding of the term C loan, plus in each case the amount of our accounts payable that have not been paid within 90 days from the invoice date subject to certain exceptions. Equal monthly payments of principal will be due and payable commencing at the end of the interest-only period of the term loans. In connection with the term loan, we incurred closing costs of $811,000, which are shown net of the proceeds and will be amortized over the term of the loan using the effective interest method. We are obligated to pay a facility fee in the amount of 0.50% of each term loan that is funded and a non-utilization fee in the amount of 0.25% of each term B loan and term C loan to the extent that such loans are not funded. We are obligated to pay a final fee equal to 3.60% of the aggregate amount of the term loans funded (or 4.35% of such funded loans if the interest-only period is extended as described above), such final fee to be due and payable upon the earliest to occur of (1) the maturity date, (2) the acceleration of the term loans, and (3) the prepayment of the term loans. We have the option to prepay all, but not less than all, of the outstanding principal balance of the term loans under the Loan Agreement. If we prepay the term loans prior to the maturity date, we must pay the Lenders a prepayment premium fee based on a percentage of the outstanding principal balance, equal to 3.0% if the payment occurs on or before September 30, 2020, 2.0% if the prepayment occurs after September 30, 2020 but on or before September 30, 2021, or 1.0% if the prepayment occurs after September 30, 2021. Our obligations under the Loan Agreement are secured by a first-priority security interest in substantially all of KindredBio’s assets, including our intellectual property, and a lien on our real property. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, and a default upon the occurrence of a material adverse change affecting us. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balance, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all their rights and remedies as set forth in the Loan Agreement and under applicable law. We were in compliance with all covenants as of September 30, 2019.

As of September 30, 2019, assuming the principal payments start on November 1, 2021, our future debt payment obligations towards the principal and final fee, excluding interest payments and exit fee, for the respective fiscal years are as follows (in thousands):

2019 (rest of the year)	$—
2020	—
2021	1,111
2022	6,667
2023	6,667
2024	6,275
Total principal and final fee payments	20,720
Less: Unamortized debt issuance costs	(811)
Less: Unaccreted value of final fee	(720)
Loan payable, long term	$19,189

7.    Common Stock and Stock-Based Awards
Common Stock
During the nine months ended September 30, 2019, we sold 4,847,250 shares of common stock in a follow-on public offering (see Note 1). In addition, we issued 214,559 shares of common stock in connection with the exercise of stock options for gross proceeds of $1,116,000, issued 37,314 shares of common stock purchased under the KindredBio's ESPP, as defined below, for gross proceeds of $252,000, issued 7,500 shares of common stock for consulting services valued at $61,000, vested 141,250 restricted stock awards and restricted stock units and withheld 21,562 shares of restricted common stock and 27,538 shares related to restricted stock units to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock and restricted stock units (see below).

Stock-Based Awards
The table below shows the number of shares of common stock underlying options granted to employees, directors and consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

Stock Option Plan	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Shares underlying options granted	22,000	101,500	1,071,500	1,406,193
Weighted-average exercise price	$7.46	$13.34	$9.85	$9.24
Weighted average risk- free interest rate	1.69%	2.82%	2.52%	2.56%
Weighted average expected term (years)	6.1	6.1	5.9	5.9
Weighted average expected volatility	56%	58%	57%	59%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$3.99	$7.53	$5.39	$5.28
In June 2018, we adopted the 2018 Equity Incentive Plan (the “2018 Plan”), and reserved 3,000,000 shares of our common stock for issuance under the 2018 Plan. The 2018 Plan is the successor to our 2016 Equity Incentive Plan (the “2016 Plan”), which was retired on June 21, 2018 upon stockholders’ approval of our 2018 Plan. The 2016 Plan was the successor to our 2012 Equity Incentive Plan (the "2012 Plan"), which was retired on May 23, 2016 upon stockholders' approval of our 2016 Plan. All awards made under the 2016 and 2012 Plans shall remain subject to the terms of these plans. Options granted under the 2018 Plan may be either incentive stock options or nonstatutory stock options. The 2018 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The exercise price of a stock option may not be less than 100% of the closing price of our common stock on the date of the grant. If, at any time we grant an incentive stock option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of KindredBio stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of one or four years from the date of grant. Options granted under the 2018 Plan expire no later than 10 years from the date of grant. As of September 30, 2019, there were 1,453,493 option shares outstanding, and 1,267,932 shares available for future grants under the 2018 Plan.

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
Under the Stock Purchase Plan, employees purchased 37,314 shares of common stock for $252,000 during the nine months ended September 30, 2019. At September 30, 2019 and December 31, 2018, we had an outstanding liability of $170,000 and $47,000, respectively, which is included in accrued compensation on the condensed consolidated balance sheets, for employee contributions to the Stock Purchase Plan for shares pending issuance at the end of the next offering period.

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Research and development	$475	$416	$1,408	$1,305
General and administrative	1,351	1,220	4,180	3,267
	$1,826	$1,636	$5,588	$4,572
We had an aggregate of approximately $9,953,000 of unrecognized stock-based compensation expense for options outstanding and the Stock Purchase Plan as of September 30, 2019 which is expected to be recognized over a weighted-average period of 2.6 years.
Restricted Stock Award and Restricted Stock Units
On January 23, 2017, we granted 250,000 shares of restricted stock awards to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. On January 22, 2018, we granted 315,000 shares of restricted stock units to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. In Q1 2019, we granted 300,775 shares of restricted stock units to most of our current employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. The total stock-based compensation expense related to all awards and units is $7,512,000. As of September 30, 2019, we have an aggregate of approximately $4,573,000 unrecognized stock-based compensation expense for restricted stock awards and units outstanding which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted stock award and restricted stock units activity for nine months ended September 30, 2019 was as follows:

Restricted Stock Award / Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	502,500	$7.87
Granted	300,775	10.49
Vested	(141,250)	7.71
Forfeited	(22,200)	10.61
Unvested balance at September 30, 2019	639,825	$9.05

Stock Option Information

A summary of stock option activity under all stock plans for the nine months ended September 30, 2019, is presented as follows:

Stock Options	Number of Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2018	5,821,928	$7.54
Granted	1,071,500	9.85
Exercised	(214,559)	5.21
Forfeited	(132,194)	7.47
Expired	(82,408)	14.81
Balance at September 30, 2019	6,464,267	$7.91

As of September 30, 2019, options to purchase 4,354,655 shares of common stock were exercisable at a weighted average price of $7.18 per share.

8. Stockholders' Equity
Stockholders' Equity

The following tables present the changes in stockholders' equity (in thousands):

	Three months ended September 30, 2019
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at June 30, 2019	39,043	$4	$300,462	$13	$(192,032)	$108,447
Comprehensive loss
Net loss	—	—	—	—	(15,293)	(15,293)
Change in unrealized gains on available for sale securities	—	—	—	5	—	5
Total comprehensive loss						(15,288)
Stock-based compensation	—	—	1,826	—	—	1,826
Shares issued for consulting services	8	—	61	—	—	61
Exercise of common stock options	34	—	184	—	—	184
Balance at September 30, 2019	39,085	$4	$302,533	$18	$(207,325)	$95,230

	Three months ended September 30, 2018
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at June 30, 2018	33,753	$3	$248,978	$(25)	$(133,192)	$115,764
Comprehensive loss
Net loss	—	—	—	—	(13,037)	(13,037)
Change in unrealized gains on available for sale securities	—	—	—	12	—	12
Total comprehensive loss						(13,025)
Stock-based compensation	—	—	1,635	—	—	1,635
At-the-Market issuance of common stock, net of $145 of issuance cost	—	—	2	—	—	2
Exercise of common stock options	63	—	55	—	—	55
Balance at September 30, 2018	33,816	$3	$250,670	$(13)	$(146,229)	$104,431

	Nine months ended September 30, 2019
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	33,948	$3	$252,885	$(11)	$(161,670)	$91,207
Comprehensive loss
Net loss	—	—	—	—	(45,655)	(45,655)
Change in unrealized gains on available for sale securities	—	—	—	29	—	29
Total comprehensive loss						(45,626)
Stock-based compensation	—	—	5,588	—	—	5,588
Shares issued for consulting services	8	—	61	—	—	61
RSU issuance of shares when vested	51	—	(279)	—	—	(279)
Shares withheld related to net shares settlement of equity awards	(21)	—	(214)	—	—	(214)
Exercise of common stock options	215	—	1,116	—	—	1,116
Public offering of common stock, net of $2,924 of offering costs	4,847	1	43,124	—	—	43,125
Common stock issued under ESPP	37	—	252	—	—	252
Balance at September 30, 2019	39,085	$4	$302,533	$18	$(207,325)	$95,230

	Nine months ended September 30, 2018
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	28,183	$3	$196,688	$(31)	$(111,980)	$84,680
Comprehensive loss
Net loss	—	—	—	—	(34,249)	(34,249)
Change in unrealized gains on available for sale securities	—	—	—	18	—	18
Total comprehensive loss						(34,231)
Stock-based compensation		—	4,572	—	—	4,572
Public offering of common stock, net of $3,178 of offering costs	5,326	—	47,422	—	—	47,422
At-the-Market issuance of common stock, net of $145 of issuance cost	188	—	1,758	—	—	1,758
Shares withheld related to net shares settlement of equity awards	(27)		(247)			(247)
Exercise of common stock options	121	—	317	—	—	317
Common stock issued under ESPP	25	—	160	—	—	160
Balance at September 30, 2018	33,816	$3	$250,670	$(13)	$(146,229)	$104,431

9.    Commitments and Contingencies
Leases

We have non-cancelable operating leases for laboratory space in Burlingame, California with several amendments to expand the facility. Commencing on June 1, 2017, the non-cancelable operating lease for the entire existing laboratory space of a total 10,755 square feet was extended for another 5 years through May 2022. In February 2017, we further amended the operating lease for laboratory space with an additional 721 square feet through May 2022.  In April 2017, we renewed our headquarters office lease for 6,900 square feet of office space in Burlingame, California through November 30, 2020 and in June 2017, we amended the lease with an additional 1,190 square feet of office space through November 30, 2020. In addition, we have a non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019. In June 2019, the San Diego lease was renewed and will expire in February 2025. In October 2018, we signed a short-term lease in Burlingame ("October 2018 lease"), consisting of 5,613 square feet of space. The October 2018 lease has been terminated in June 2019. In April 2019, we signed a short-term lease in Burlingame ("April 2019 lease"), consisting of 1,979 square feet of space through April 2020. In May 2019, we signed another lease in Burlingame ("May 2019 lease"), consisting of 1,346 square feet of space through April 2022. In addition, we have four equipment leases expiring through 2023.

Operating lease expense was $235,000 and $704,000 for the three and nine months ended September 30, 2019, which includes $21,000 and $78,000 of short-term lease expense, respectively. The following tables below do not include the October 2018 lease and April 2019 lease since they are no more than 12 months. The renewal of the San Diego lease was not included since the new lease term will not start until October 2019. We also have various equipment operating lease agreements.

Supplemental cash flow information, as of September 30, 2019, related to operating leases as follows (in thousands):

Amortization of operating lease	$554
Cash paid within operating cash flows	$638
Right-of-use assets obtained in exchange for new lease liabilities	$112

Supplemental balance sheet information, as of September 30, 2019, related to operating leases was as follows (in thousands, except lease term and discount rate):

Reported as:
Operating lease right-of-use assets	$1,500

Current portion of operating lease liabilities	$730
Long-term operating lease liabilities	804
Total lease liabilities	$1,534

Weighted average remaining lease term (years)	2.3 years
Weighted average discount rate	5.50%

As of September 30, 2019, we are obligated to make minimum lease payments under non-cancelable operating leases, as follows (in thousands):

Year ending December 31,	Lease Payments
2019 (remaining of year)	$229
2020	835
2021	648
2022	312
2023 and after	307
Total lease payments	2,331
Less: imputed interest	(203)
Total lease liabilities	$2,128
As of December 31, 2018, we were obligated to make minimum lease payments under all of our operating leases as follows (in thousands):

Year ending December 31,	Lease Payments
2019	$835
2020	726
2021	459
2022	194
Thereafter	—
Total	$2,214

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

In June 2018, we entered into a Strategic Supply Agreement (the “Agreement”), with Pall Corporation (“Pall”) for the purchase of equipment and consumables to be used in support of our manufacturing requirements, including, but not limited to the Plant. Pursuant to the agreement, we will purchase certain pharmaceutical manufacturing equipment and related services in the aggregate amount of $3.8 million with a seven year consumable purchase obligation in the aggregate amount of approximately $16.5 million. The agreement is subject to customary undertakings, covenants, obligations, rights and conditions. We have incurred $3,778,000 in equipment purchase costs and $1,966,000 in other purchase costs as of September 30, 2019.

10.    Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic and diluted net loss per share:
Numerator:
Net loss	$(15,293)	$(13,037)	$(45,655)	$(34,249)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	38,940	33,601	38,542	30,089
Net loss per share, basic and diluted	$(0.39)	$(0.39)	$(1.18)	$(1.14)

There was no difference between the Company’s net loss and the net loss attributable to common stockholders for all periods presented.
Stock options to purchase 6,464,267 shares of common stock, 125,000 shares unvested restricted stock awards and 514,825 restricted stock units as of September 30, 2019, were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2019, because their effect was anti-dilutive.
Stock options to purchase 5,741,001 shares of common stock and 187,500 shares unvested restricted stock awards and 315,000 restricted stock units were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2018, because their effect was anti-dilutive.

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

These forward-looking statements are based on our current expectations. These statements are not promises or guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: our limited operating history and expectations of losses for the foreseeable future; the absence of significant revenue from our products and our product candidates for the foreseeable future; the likelihood that our revenue will vary from quarter to quarter; our potential inability to obtain any necessary additional financing; our substantial dependence on the success of our products and our lead product candidates, which may not be successfully commercialized even if they are approved for marketing; the effect of competition; our potential inability to obtain regulatory approval for our existing or future product candidates; our dependence on third parties to conduct some of our development activities; our dependence upon third-party manufacturers for supplies of our products and our product candidates; uncertainties regarding the outcomes of trials pertaining to our product candidates; our potential failure to attract and retain senior management and key scientific personnel; uncertainty about our ability to develop a satisfactory sales organization; our significant costs of operating as a public company; our potential inability to obtain patent protection and other intellectual property protection for our products and our product candidates; potential claims by third parties alleging our infringement of their patents and other intellectual property rights; our potential failure to comply with regulatory requirements, which are subject to change on an ongoing basis; the potential volatility of our stock price; and the significant control over our business by our principal stockholders and management.

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

Business Updates

We reported $1.1 million and $2.9 million in net revenues related to Mirataz sales in the three and nine months ended September 30, 2019. Mirataz is commercially available to veterinarians in the United States through our network of national and regional distributors, home-delivery distributors, as well as through our direct sales organization. Approximately 51% of veterinary clinics in the United States have purchased Mirataz since the product’s launch, and the reorder rate among participating clinics grew to approximately 68% in the quarter. We expect ongoing commercial initiatives, the introduction of new marketing strategies and establishment of direct-to-consumer agreements to drive continued momentum.

The European Marketing Agency, or EMA, accepted our European marketing authorization application for the review of Mirataz in December 2017, and presented us with a List of Questions, or LoQ, in April 2018. We responded to the EMA’s questions and in April 2019, we received a request for further information including a request to discuss the submission at an oral hearing in September 2019. On October 10, 2019, we announced the EMA's Committee for Medicinal Products for Veterinary Use, or CVMP, had adopted a positive opinion recommending marketing authorization of Mirataz. A marketing authorization decision from the EMA is anticipated within approximately two months. If approved, the authorization will be valid in all 28-member states of the European Union, as well as Iceland, Liechtenstein, and Norway. Furthermore, we recently filed for regulatory approval of Mirataz in Canada. Validation of the Canadian submission will be complete by mid-November and once accepted for review, the review timeline is approximately one year. Regulatory approval is subject to the typical risks inherent in such a process.

The FDA has approved the safety and effectiveness technical sections for KIND-012, dipyrone injection for the control of pyrexia (fever) in horses, our second product candidate. On May 16, 2019, we announced that we had been notified by our contract manufacturer of the active pharmaceutical ingredient (API) dipyrone that the FDA Center for Veterinary Medicine (CVM) had follow up questions, following an inspection in March 2019. Responses have since been submitted to the FDA by the API manufacturer, and the FDA has issued an Establishment Inspection Report indicating that the facility was compliant with good manufacturing practices. We have reactivated the New Animal Drug Application (NADA). Approval is expected by the end of November 2019 and is dependent on a product and application-specific facility assessment of the API manufacturer by the CVM review office. Regulatory approval is subject to the typical risks inherent in such a process. Preparations for the commercial launch remain on track.

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

At week 4, 60.7% of the KIND-016 group met treatment success criteria, vs. 33.3% of the placebo group. The reduction in itching, as measured by the PVAS score, peaked rapidly, showing significant efficacy as early as 24 hours with a trend as early as 4 hours, and the CADESI response was also very rapid. Treatment success rate reached 70% as early as week 1 in the KIND-016 group. While the study was not powered to demonstrate efficacy beyond week 4, the majority of dogs who were treatment successes at week 4 maintained response through week 8. In addition, the U.S. Patent and Trademark Office has issued a patent (Patent No. is 10,093,731) for KindredBio’s anti-IL31 antibody. The pivotal efficacy study for KIND-016 is expected to start in 2020 due to changes and enhancements to the manufacturing process scale-up.

We also expect pilot effectiveness results for KIND-025, our canine anti-IL-4/IL-13 SINK molecule, by early first quarter of 2020, and are advancing other programs for atopic dermatitis.

Atopic dermatitis is an immune-mediated inflammatory skin condition in dogs. It is the leading reason owners take their dog to the veterinarian, and the current market size is over $600 million annually and growing rapidly. KindredBio is pursuing a multi-pronged approach toward atopic dermatitis, with a portfolio of promising biologics.

GMP manufacturing has been completed at our Burlingame facility for KindredBio’s feline recombinant erythropoietin that is being developed for the management of non-regenerative anemia in cats. cGMP fill finish was completed at our Elwood, Kansas biologics manufacturing facility and the pivotal efficacy study has since been initiated. The product candidate is being developed for the management of non-regenerative anemia in cats. It has been engineered us to have a prolonged half-life compared to endogenous erythropoietin, a protein that regulates and stimulates production of red blood cells. We announced positive topline results from a pilot field effectiveness study of our feline recombinant erythropoietin in January 2019.

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

We announced positive results from our pilot efficacy study of KIND-030, a chimeric, high-affinity monoclonal antibody targeting canine parvovirus on August 1, 2019. This was a 12-dog study, of which 4 dogs were treated prophylactically and 2 dogs were treated after establishment of the infection. All treated dogs survived, compared to none in the applicable placebo group. The effect was seen in both prophylaxis setting, as well as in a treatment setting after establishment of infection. Pivotal studies for this molecule are expected to be completed in 2020.

Canine parvovirus (CPV) is the most significant contagious viral cause of enteritis in dogs, especially puppies, with mortality rates reportedly as high as 91%. There are currently no FDA or USDA approved treatments for CPV, nor any other available treatment.

The pilot field effectiveness study of KIND-509, our anti-TNF antibody for canine inflammatory bowel disease (IBD), has been initiated, with completion now expected in the first half of 2020, due to competing priorities for drug supply manufacturing. IBD can affect dogs at any age, but is more common in middle-aged and older dogs.

The pilot field effectiveness study of KIND-014 for the treatment of gastric ulcers in horses has been completed with positive results. We have selected a formulation for development and both the pivotal field efficacy study is scheduled to start in the fourth quarter of 2019.

Equine gastric ulcer syndrome (EGUS) is a common condition in horses. Prevalence estimates have been reported to range from 60 to 90 percent in adult horses, depending on age, performance, and evaluated populations. A variety of clinical signs are associated with EGUS, including poor appetite, poor condition, colic, and behavioral issues.

The pilot field effectiveness study of KIND-011, our anti-TNF monoclonal antibody targeting sick or septic foals, has been completed, with positive results. KindredBio will initiate GMP manufacturing and the next field study in 2020. Sepsis in foals can cause up to 50% mortality and is an important unmet medical need. There is currently no FDA-approved therapy.

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

We have constructed a Good Manufacturing Practice, or GMP, biologics manufacturing plant in Burlingame, CA which is fully commissioned. We have successfully completed cGMP manufacturing of our feline erythropoietin drug substance. In addition, construction to support initial production lines on our biologics manufacturing facility in Elwood, Kansas is completed. The fill finish line has been installed and fully commissioned. cGMP fill finish of our feline erythropoietin drug substance has been completed at our Elwood, Kansas facility and is currently on test for quality release. The facility includes approximately 180,000 square feet with clean rooms, utility, equipment and related quality documentation suitable for small molecule and biologics manufacturing.

We are a commercial-stage company with one product just recently approved for marketing and sale. We have incurred significant net losses since our inception. We incurred cumulative net losses of $207,325,000 through September 30, 2019. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings, including our initial public offering in December 2013 that provided us with net proceeds of $54.9 million and a follow-on public offering in April 2014 that provided us with net proceeds of $58.1 million. In 2017, we completed the sale of 4,501,985 shares of common stock under an At Market Issuance Sales Agreement, or ATM, and underwritten public offering of 3,314,000 shares of common stock. Total net proceeds in 2017, after deducting underwriting commissions and offering costs, were approximately $52.2 million. In 2018, we sold 188,100 shares of common stock under an ATM and completed an underwritten public offering of 5,326,314 shares of common stock that provided us with approximately $49.2 million in net proceeds. On January 23, 2019, we completed a public offering of 4,847,250 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase 632,250 additional shares of our common stock, at a public offering price of $9.50 per share for total gross proceeds of approximately $46 million. Net proceeds, after deducting underwriting discounts and commissions and offering expenses were approximately $43.1 million.

On September 30, 2019, we entered into the Loan Agreement with the Lenders. The Loan Agreement provides KindredBio with up to $50 million of borrowing capacity available in three tranches, each bearing interest at 1-Month LIBOR + 6.75% with a floor of 2.17%. Under the terms of the agreement, an initial tranche of $20 million was funded at closing. KindredBio is required to make interest only payments on a monthly basis through October 2021. An additional $30 million will be available in two tranches at our option, subject to certain conditions. The entire debt facility will mature on September 30, 2024. See Note 6 for further details.

As of September 30, 2019, we had cash, cash equivalents and investments of $87,644,000.

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

Results of Operations
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net product revenues	$1,104	$640	$2,855	$640

Operating costs and expenses:
Cost of product revenues	139	110	400	110
Research and development	7,290	7,477	21,176	18,643
Selling, general and administrative	9,382	6,608	28,348	17,280
Total operating costs and expenses	16,811	14,195	49,924	36,033

Loss from operations	(15,707)	(13,555)	(47,069)	(35,393)
Interest and other income, net	414	518	1,414	1,144
Net loss	$(15,293)	$(13,037)	$(45,655)	$(34,249)

Revenues
We received FDA approval of Mirataz in May 2018 and started shipping commercially within the United States in July 2018. Mirataz is commercially available to veterinarians in the United States through our network of national and regional distributors as well as through our direct sales organization. Approximately 51% of veterinary clinics in the United States have purchased Mirataz since the product’s launch, and the reorder rate among participating clinics grew to approximately 68% in the quarter. We recorded $1.1 million and $2.9 million in net revenues for the three and nine months ended September 30, 2019, respectively.
Our product sales to three large distributors, namely Covetrus, MWI Animal Health and Patterson, each accounted for more than 10% of total revenues for three and nine months ended September 30, 2019. On a combined basis, these distributors accounted for approximately 84% and 85%, respectively, of our product sales in the United States for the three and nine months ended September 30, 2019.

We currently estimate a 2% product return liability using probability-weighted available industry data and data provided by the our distributors such as the inventories remaining in the distribution channel (Notes 1 and 2). To-date we did not have any product returns. We did not record an allowance for doubtful accounts as our analysis did not uncover any collection risks.

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Gross product revenues	$1,039	$660	$2,844	$660
Less allowance for product returns	65	(20)	11	(20)
Net product revenues	1,104	640	2,855	640
Cost of product revenues	(139)	(110)	(400)	(110)
Gross profit	$965	$530	$2,455	$530

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
Research and development expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended September 30,		%	Nine months ended September 30,		%
	2019	2018	Change	2019	2018	Change
Payroll and related	$2,954	$2,789	6%	$9,309	$7,218	29%
Consulting	627	591	6%	2,147	1,797	19%
Field trial costs, including materials	1,559	1,463	7%	2,967	2,910	2%
Biologics development and supplies	608	1,071	(43)%	2,077	2,767	(25)%
Stock-based compensation	475	416	14%	1,408	1,305	8%
Other	1,067	1,147	(7)%	3,268	2,646	24%
	$7,290	$7,477	(3)%	$21,176	$18,643	14%
During the three and nine months ended September 30, 2019, research and development expense related primarily to advancing the development of canine atopic dermatitis, KIND-014, KIND-510a and other early stage programs. In addition, we increased the headcount of our in-house team to focus on the GMP manufacturing process for our potential biologic candidates.

Research and development expenses for the three months ended September 30, 2019, decreased by 3% to $7,290,000 compared with $7,477,000 for the same period in 2018. The decrease was primarily due to lower biologics cell line development, production and lab supply costs and lower research and license fees. Outsourced research and development expenses related to KIND-014, dipyrone IV, KIND-510a, Anti-IL 31 and other product development programs for three months ended September 30, 2019 were $795,000, $293,000, $217,000, $72,000 and $213,000, respectively. Outsourced research and development expense consists primarily of costs related to CMC, clinical trial costs and consulting.

Research and development expenses for the nine months ended September 30, 2019 increased by 14% to $21,176,000 compared with $18,643,000 for the same period in 2018. The increase was mainly due to higher payroll and related costs and consulting expenses, offset in part by lower biologics production and testing costs. Higher depreciation, rent and other facility costs also contributed to the increase in expenses. Outsourced research and development expenses related to KIND-014, dipyrone IV, Anti-IL 31, KIND-510a and other product development programs for nine months ended September 30, 2019 were $1,051,000, $509,000, $454,000, $277,000 and $1,056,000, respectively.

We expect research and development expense for the rest of the year to remain consistent with prior quarters.  Due to the inherently unpredictable nature of our development, we cannot reasonably estimate or predict the nature, specific timing or estimated costs of the efforts that will be necessary to complete the development of our product candidates.

Selling, General and Administrative Expense
Selling, general and administrative expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended September 30,		%	Nine months ended September 30,		%
	2019	2018	Change	2019	2018	Change
Payroll and related	$3,557	$2,317	54%	$11,415	$6,092	87%
Consulting, legal and professional services	905	924	(2)%	2,493	2,039	22%
Stock-based compensation	1,351	1,220	11%	4,180	3,267	28%
Corporate and marketing expenses	1,178	1,033	14%	3,953	2,878	37%
Other	2,391	1,114	115%	6,307	3,004	110%
	$9,382	$6,608	42%	$28,348	$17,280	64%

Selling, general and administrative expenses for the three and nine months ended September 30, 2019 increased by 42% to $9,382,000 and 64% to $28,348,000, when compared to the same periods in 2018. The overall increase is primarily the result of KindredBio's transition from a development stage to a commercial stage company. Mirataz was commercially available to veterinarians in the United States in July 2018. Headcount increase was due to the expansion of our commercial organization and administrative personnel to support the Company's growth. Sales and marketing expenses account for a big component of the increase due to the launch of Mirataz. Consulting, legal and professional fees as well as facilities costs increased as we became a commercial stage organization.
We expect selling, general and administrative expense to remain relatively consistent throughout 2019 as we have substantially completed the build out of our sales organization and corporate infrastructure in support of the commercialization of Mirataz.

Interest and Other Income, Net

The increase in interest income for the nine months ended September 30, 2019 compared to 2018 is due to higher cash equivalent and investment balances as a result of the $43 million of net proceeds from sale of common stock under the follow-on public offering as well as better yields from higher interest rates.

Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets.  Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of September 30, 2019, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in September 2012 through September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $207,325,000. Since inception and through September 30, 2019, we raised approximately $269.5 million in net proceeds in connection with our initial public offering and through the sale of preferred stock (subsequently converted to common stock at the time of our initial public offering) and subsequent follow-on public offerings and ATM sales of common stock. On September 30, 2019, we entered into the Loan Agreement with the Lenders. The Lenders have agreed to make available to us an aggregate principal amount of up to $50.0 million under the Loan Agreement. On September 30, 2019, we received the first tranche of loan $19.2 million, net of debt issuance costs. An additional $30 million will be available in two tranches at the our option, subject to certain conditions.

As of September 30, 2019, we had cash, cash equivalents and investments of $87,644,000. We believe that our cash, cash equivalents and investments balances as of September 30, 2019, and additional draw down of $30 million from our Loan Agreement, contingent upon the achievement of certain milestones, will be sufficient to fund our planned operations for at least the next 24 months.

Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Nine months ended September 30,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(42,647)	$(32,157)
Net cash (used in) provided by investing activities	$(37,680)	$17,918
Net cash provided by financing activities	$63,189	$49,410
Net cash used in operating activities
During the nine months ended September 30, 2019, net cash used in operating activities was $42,647,000. The net loss of $45,655,000 for the nine months ended September 30, 2019 included non-cash charges of $5,588,000 for stock-based compensation expense, $61,000 for shares issued for consulting services, $1,761,000 for depreciation and amortization, $134,000 for loss on disposal of property and equipment, partially offset by $419,000 for the amortization of discount on marketable securities. Net cash used in operating activities was further impacted by net changes in operating assets and liabilities of $4,117,000.
During the nine months ended September 30, 2018, net cash used in operating activities was $32,157,000. Net cash used in operating activities resulted primarily from our net loss of $34,249,000, included non-cash stock-based compensation of $4,572,000, depreciation and amortization of $527,000, partially offset by $12,000 for gain on disposal of property and equipment, and $140,000 for the amortization of premium on marketable securities. Net cash used was further impacted by net changes in operating assets and liabilities of $2,855,000.
Net cash provided by investing activities
During the nine months ended September 30, 2019, net cash used in investing activities was $37,680,000, which resulted from proceeds from maturities of marketable securities of $55,678,000 and sales of investment of $2,999,000, offset by $89,079,000 related to purchases of marketable securities and $7,281,000 related to purchases of equipment. In addition, we also received proceeds of $3,000 from sale of equipment.
During the nine months ended September 30, 2018, net cash provided by investing activities was $17,918,000, due to proceeds from maturities of marketable securities of $43,875,000 and sales of investments of $800,000, offset by the purchases of marketable securities of $18,453,000 and purchases of property and equipment of $8,482,000. In addition, we also received proceeds of $178,000 from the sale of equipment.
Net cash provided by financing activities
During the nine months ended September 30, 2019, net cash provided by financing activities of $63,189,000 was related to net proceeds of $43,125,000 from the sale of common stock from a public offering, net proceeds of $19,189,000 from a loan agreement, proceeds of $1,368,000 from exercises of stock options as well as the Employee Stock Purchase Program, offset by payment of $493,000 related to restricted stock awards and restricted stock units tax liability on net settlement.
During the nine months ended September 30, 2018, net cash provided by financing activities of $49,410,000 was related to net proceeds of $49,180,000 from the sale of common stock from a public offering, proceeds of $477,000 from the purchases of common stock through exercise of stock options as well as the Employee Stock Purchase Program, offset by payment of $247,000 related to restricted stock awards tax liability on net settlement.
Future Funding Requirements
We anticipate that we will continue to incur losses for the next several years due to expenses relating to:

•	pivotal trials of our product candidates;

•	toxicology (target animal safety) studies for our product candidates;

•	small molecule manufacturing; and

•	maintain the operations of biologics manufacturing plant in Kansas.

We believe our existing cash, cash equivalents and investments and additional draw down of $30 million from our Loan Agreement, contingent upon the achievement of certain milestones, will be sufficient to fund our planned operations through the end of 2021. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our future capital requirements depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching and developing our current or future product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;

•	the number and characteristics of the product candidates we pursue;

•	the cost of manufacturing our current and future product candidates and any products we successfully commercialize, including the cost of internal biologics manufacturing capacity;

•	the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.
Contractual Obligations
We have non-cancelable operating leases for laboratory space in Burlingame, California with several amendments to expand the facility. Commencing on June 1, 2017, the non-cancelable operating lease for the entire existing laboratory space of a total 10,755 square feet was extended for another 5 years through May 2022. In February 2017, we further amended the operating lease for laboratory space with an additional 721 square feet through May 2022.  In April 2017, we renewed our headquarters office lease for 6,900 square feet of office space in Burlingame, California through November 30, 2020 and in June 2017, we amended the lease with an additional 1,190 square feet of office space through November 30, 2020. In addition, we have a non-cancelable operating lease for 3,126 square feet of office space in San Diego, California through September 2019. In June 2019, the San Diego lease was renewed and will expire in February 2025. In October 2018, we signed a short-term lease in Burlingame ("October 2018 lease"), consisting of 5,613 square feet of space. The October 2018 lease was terminated in June 2019. In April 2019, we signed a short-term lease in Burlingame ("April 2019 lease"), consisting of 1,979 square feet of space, through April 2020. In May 2019, we signed another lease in Burlingame ("May 2019 lease"), consisting of 1,346 square feet of space, through April 2022. In addition, we have four equipment leases expiring through 2023.

Under the operating leases we are obligated to make minimum lease payments as of September 30, 2019 totaling $2,331,000 through February 2025, the timing of which is described in more detail in the notes to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recently Issued Accounting Pronouncements
In February 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)", requiring organizations that lease assets—referred to as “lessees”—to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The ASU on leases took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We adopted this new standard on January 1, 2019, using the alternative modified transition method, that means using a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. There was no cumulative-effect adjustment needed on January 1, 2019. The new standard provides a number of optional practical expedients in transition. We elected the following "package of practical expedients" when assessing the transition impact as the lessee as of January 1, 2019: (1) not to reassess whether any expired or existing contracts, contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet as we recognize lease expense for these leases on a straight-line basis over the lease term. The major impact for KindredBio was the balance sheet recognition of right-of-use ("ROU") assets and lease liabilities for operating leases as a lessee. We determine if an agreement contains a lease at inception. For agreements where we are the lessee, operating lease are included in operating lease right-of-use assets, current portion of operating lease liabilities and long-term portion operating lease liabilities on the condensed consolidated balance sheet as of September 30, 2019. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentive received. We use our own incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as our leases generally do not provide an implicit rate. Lease terms don't include options to extend or terminate when we are reasonably certain that the option will not be exercised. Lease expense is recognized on a straight-line basis over the lease term.

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
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of September 30, 2019, our cash equivalents and investments are invested in money market funds, U.S. treasury bills, U.S. federal agency notes, corporate notes, commercial paper and U.S treasury bonds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 6, 2019. There have been no material changes to those Risk Factors.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September 30, 2019, we did not purchase any of our equity securities.

On July 8, 2019, we issued 7,500 shares of our common stock to a service provider in exchange for our receipt of advisory and consulting services. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the act applicable to a transaction by an issuer not involving a public offering of securities. No underwriter was involved in the issuance of the shares.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
10.1
Loan and Security Agreement, dated as of September 30, 2019, by and among Kindred Biosciences, Inc., Solar Capital Ltd., as collateral agent and lender, and the other lenders named therein (previously filed by the registrant with the SEC on October 2, 2019 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference).

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
Date: November 12, 2019

Kindred Biosciences, Inc.

By:	/s/ Wendy Wee
Wendy Wee
Chief Financial Officer
(Principal Financial and Accounting Officer)