Form 10-K
period 2019-12-31
Kindred Biosciences, Inc.
filed 2020-03-16
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

1

Yes ☑ No ☐
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
Yes ☐ No ☑

As of June 28, 2019, (the last business day of the registrant’s most recently completed second fiscal quarter since June 30, 2019 was a Sunday ), the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $249.5 million.

The outstanding number of shares of the registrant’s common stock as of February 28, 2020 was 39,289,624.

Certain portions of the registrant’s Proxy Statement for the 2020 annual meeting of stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

2

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report that do not relate to matters of historical fact should be considered forward-looking statements, including, but not limited to, statements regarding our expectations about the trials, regulatory approval, manufacturing, distribution and commercialization of our current and future products and product candidates, and statements regarding our anticipated revenues, expenses, margins, profits and use of cash. These forward-looking statements are based on our current expectations. The words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) often identify forward-looking statements. These statements are not promises or guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements.  These risks include, but are not limited to, the following:  our limited operating history and expectations of losses for the foreseeable future; the absence of significant revenue from our products and product candidates for the foreseeable future; the likelihood that our revenue will vary from quarter to quarter; our potential inability to obtain any necessary additional financing; our substantial dependence on the success of our products and our lead product candidates, which may not be successfully commercialized even if they are approved for marketing; the effect of competition; our potential inability to obtain regulatory approval for our existing or future product candidates; our dependence on third parties to conduct some of our development activities; our dependence upon third-party manufacturers for supplies of our products and product candidates and the potential inability of these manufacturers to deliver a sufficient amount of supplies on a timely basis, including by reason of the coronavirus disease (COVID-19) currently impacting multiple jurisdictions worldwide; uncertainties regarding the outcomes of trials regarding our product candidates; our potential failure to attract and retain senior management and key scientific personnel; uncertainty about our ability to enter into satisfactory agreements with third-party licensees of our biologic products or to develop a satisfactory sales organization for our equine small molecule products; our significant costs of operating as a public company; potential cyber-attacks on our information technology systems or on our third-party providers’ information technology systems, which could disrupt our operations; our potential inability to repay the secured indebtedness that we have incurred from third-party lenders, and the restrictions on our business activities that are contained in our loan agreement with these lenders; the risk that our 2020 strategic realignment plan will result in unanticipated costs or revenue shortfalls; the risk that our sale of Mirataz to Dechra Pharmaceuticals PLC will not be completed because one or more of the closing conditions in the sale agreement are not satisfied and uncertainty about the amount of royalties that we will receive if the sale is completed; our potential inability to obtain and maintain patent protection and other intellectual property protection for our products and product candidates; potential claims by third parties alleging our infringement of their patents and other intellectual property rights; our potential failure to comply with regulatory requirements, which are subject to change on an ongoing basis; the potential volatility of our stock price; and the significant control over our business by our principal stockholders and management.
For a further description of these risks and uncertainties and other risks and uncertainties that we face, please see the risk factors described in Item 1A of this Annual Report under the caption “Risk Factors” and any subsequent updates that may be contained in our Quarterly Reports on Form 10-Q and other documents we file with the Securities and Exchange Commission (the “SEC”).  As a result of these risks and uncertainties, actual results may differ materially from those indicated by the forward-looking statements made in this Annual Report.   Forward-looking statements contained in this Annual Report speak only as of the date of this Annual Report, and we undertake no obligation to update or revise these statements except as may be required by law.

1

PART I.

ITEM 1.	BUSINESS.
Overview
We are a biopharmaceutical company developing innovative biologics focused on saving and improving the lives of pets. Our mission is to bring to our pets the same kinds of safe and effective medicines that our human family members enjoy. Our core strategy is to identify targets that have already demonstrated safety and efficacy in humans and to develop therapeutics based on these validated targets for dogs and cats. We believe that this approach will lead to shorter development times and higher approval rates than pursuing new, non-validated targets. Our current portfolio includes two approved products and over 20 product candidates in development, predominantly biologics. We also have state-of-the-art biologics manufacturing capabilities and a broad intellectual property portfolio.

On March 16, 2020, we announced we will further prioritize biologics programs for dogs and cats and rely primarily on a partnership-focused commercialization model, which is expected to significantly reduce the amount of additional dilutive capital the company will require. We believe monoclonal antibodies are the future of veterinary medicine, and represent the greatest opportunity for value creation, given large potential markets for our programs and our competitive advantage in biologics. As part of the strategic realignment, we will substantially reduce our commercial footprint and discontinue development of canine and feline small molecule programs. This business model is expected to achieve a better return for our shareholders.

We were incorporated in Delaware in September 2012. The address of our principal executive offices is 1555 Bayshore Highway, Suite 200, Burlingame, CA 94010. Unless the context requires otherwise, references to “KindredBio,” “the Company,” “we,” “us” or “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”) refer to Kindred Biosciences, Inc., a Delaware corporation, and its subsidiaries.

Product Highlights

On March 16, 2020, we announced that we signed an agreement to sell Mirataz® (mirtazapine transdermal ointment), our transdermal drug for the management of weight loss in cats, to Dechra Pharmaceuticals PLC for a cash purchase price of $43 million, of which $38.7 million will be paid on the closing date and $4.3 million will be paid out of escrow beginning in 12 months assuming no escrow claims, alongside an ongoing royalty on global net sales. The acquisition comprises worldwide marketing rights, intellectual property rights, marketing authorizations and associated regulatory documentation, third party supply contracts related to raw material and manufacture of the finished product, and certain product inventory. With commercial sales and marketing teams in 25 countries, and distributor relationships in an additional 68 countries, Dechra is strongly positioned to market Mirataz in the United States, Europe, and globally. Their focus on the sale of technical and value-added specialty pharmaceuticals has led to the development of market-leading brands in the specialty veterinarian sector, particularly within the field of chronic disease management. With a complementary feline product portfolio targeting diseases linked to feline weight loss, Mirataz will represent an important cross-promotional product for Dechra worldwide.

Mirataz is the first and only FDA approved transdermal medication specifically developed for the management of weight loss in cats. Unintended weight loss is a serious unmet medical need in cats, and may be caused by multiple factors, including chronic illness, like chronic kidney disease, or behavioral issues, such as stress. If untreated, it may lead to hepatic lipidosis, which can be a life-threatening condition.

Weight loss in cats represents a leading cause of visits to the veterinarian for cats, and a veterinarian will see on average 7 or more cats per week with this condition. Our research estimates that as many as 9,000,000 cats each year are diagnosed with unintended weight loss caused by varying underlying conditions, such as chronic kidney disease, cancer or diabetes, and prior to Mirataz’s launch, approximately 3,000,000 cats being treated for unintended weight loss each year. Mirataz, which is formulated with our proprietary Accusorb™ technology, is applied topically to the cat’s inner ear (pinna) once a day, providing a more attractive application route compared to oral administration. 74% of veterinarians report that ease of administering medication is a primary factor in selecting medication for feline weight loss. The product is classified as a weight gain drug and can be used in cats with various underlying diseases associated with unintended weight loss.

Clinical Data

The pivotal field study, KB105, was a multicenter, randomized, double-blind, placebo-controlled pivotal field study that enrolled 230 cats to assess the effectiveness of Mirataz in managing weight loss in cats. The primary endpoint was percentage change in body weight from Day 1 to Week 2. At Week 2, the mean percent increase in body weight from Day 1 was 3.94% in the Mirataz group (n=83), versus 0.41% in the placebo group (n=94) (p<0.0001). In the target animal safety study, Mirataz was generally well-tolerated and no significant safety concerns were identified. At the label dose, topical administration of mirtazapine ointment was associated with mild, reversible skin changes at the site of dose application (ear).

Commercialization and Distribution

Prior to Mirataz’s sale to Dechra on March 16, 2020, the product was marketed through KindredBio’s commercial team in conjunction with third-party national and regional distributors, who in turn warehouse, ship, market, and sell Mirataz to veterinarians. Consistent with our adoption of a partnership-focused commercialization model, we intend to substantially reduce our companion animal commercial infrastructure, thereby reducing operating expenditures.

Combined sales to three large distributors, namely MWI, Covetrus, and Patterson, each accounted for more than 10% of total revenues for the year ended December 31, 2019. In total, these distributors accounted for approximately 85% of our product sales in 2019, with regional, home delivery partners, and e-commerce partners making up the remainder.

As of December 31, 2019, we recorded $4.1 million in Mirataz net product revenues compared to $2.0 million in 2018, when the product was launched in July of that year. Approximately 55% of the around 25,000 veterinary clinics in the U.S. purchased Mirataz in 2019. Since launch, approximately 71% of veterinary clinics placed re-orders.

On December 12, 2019, KindredBio announced that the European Commission granted marketing authorization of Mirataz for bodyweight gain in cats experiencing poor appetite and weight loss resulting from chronic medical conditions. Mirataz is the first and only medication approved in the EU to induce bodyweight gain in cats experiencing poor appetite and weight loss resulting from chronic medical conditions. Europe represents the second largest market for veterinary therapeutics internationally. The authorization is valid in all 28-member states of the European Union, together with Iceland, Liechtenstein, and Norway, and including the UK. Dechra, which is based in the United Kingdom, plans to launch Mirataz in the UK and the European Union, and intends to conduct the necessary regulatory activities to achieve approvals in other key international markets.

ZimetaTM (dipyrone injection) (Zimeta IV)
On November 25, 2019 KindredBio announced that the U.S. Food and Drug Administration approved Zimeta™ (dipyrone injection) for the control of pyrexia in horses. Pyrexia, or fever, is associated with a number of underlying diseases and can result in significant negative outcomes, including dehydration, laminitis, muscle wasting, weight loss, and in some cases death. Among performance horses, fever can also lead to loss of training and competition days. There are more than eight million horses in the United States, and over one million are seen by a veterinarian for fever annually.

As part of the strategic restructuring announcement on March 16, 2020, the company’s equine assets will be segregated into the KindredBio Equine subsidiary, and a strategic review process will commence, which may result in a potential spin-out or divestiture of assets. The subsidiary’s assets will comprise of Zimeta, among several equine pipeline assets, as disclosed in the press release of the same date. Equine is an attractive market, with high willingness to spend and low commercialization costs

Zimeta is the first injectable dipyrone product to receive FDA approval for use in horses. Dipyrone, the active ingredient in Zimeta, is a member of the non-steroidal anti-inflammatory drug (NSAID) class and has a centrally acting mechanism of action on the hypothalamus where fever originates and is regulated, and is widely used both for horses and humans as an antipyretic outside of the United States. Outside of the US, other dipyrone products may have label indications for other indications, including use as an anti-spasmodic that can be used in horses without masking the surgical signs of colic.

In humans, the active ingredient in Zimeta can, in very rare cases, cause bone marrow suppression. In some countries, it is still available as prescription or over the counter medication, while in other countries, it has been withdrawn from market. However, the side effects have not been seen in horses, and the product is widely used outside the U.S. by many equine veterinarians.

The active ingredient in Zimeta IV is available as GMP-grade material, and we believe our current manufacturer will be able to provide sufficient quantities for market demand. In addition, we executed a commercial manufacturing agreement with Corden Pharma SPA for the manufacture of Zimeta IV. The agreement provides for production to supply KindredBio’s initial launch and future commercial campaigns, with capabilities to meet excess demand.

We launched Zimeta IV in December 2019 and recorded $127,000 in net product revenues. Additionally, an application for Zimeta IV was made in Canada in November, with anticipated approval in the second quarter of 2020.

Clinical Data

The pivotal field study was a multicenter, randomized, blinded, placebo-controlled pivotal study that enrolled 138 horses to assess the effectiveness of Zimeta. The primary endpoint was improvement (a 2°F or greater decrease in temperature from baseline) or resolution of fever (a return to normothermia (≤101.0°F)) at hour 6 following treatment. The success rate was approximately 75% in the Zimeta group vs. approximately 20% in the placebo group (p < 0.0001).

Biologic Product Candidates

On March 16, 2020, we announced we will further prioritize our biologics programs for dogs and cats, which we view as our highest potential assets.

KIND-016

In October 2018, we announced positive topline results from our pilot laboratory effectiveness study of KIND-016, a fully caninized, high-affinity monoclonal antibody targeting interleukin-31 (IL-31), for the treatment of atopic dermatitis in dogs. In addition, we announced that the U.S. Patent and Trademark Office has issued a patent (Patent No. 10,093,731) for KindredBio's anti-IL31 antibody.

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

In July 2019, we reported positive topline results from a pilot field effectiveness study for our IL-31 antibody that confirmed the results from our pilot laboratory study. As announced on March 16, 2020, the scale up process is proceeding as planned, and the pivotal effectiveness study is expected to commence in the second half of 2020.

Canine atopic dermatitis (CAD) is an immune-mediated inflammatory skin condition in dogs and is the leading reason owners take their dog to the veterinarian. Atopic dermatitis is a large market, with the leading two products on the market selling over $700 million per year. We are pursuing a multi-pronged approach toward atopic dermatitis, with a portfolio of promising biologics. Our market research tells us there is strong demand for new biological treatments for pruritic dogs, with 70% of veterinarians, and a higher percentage of dermatologists, expressing a need for alternatives to current therapies.

KIND-025

As announced on March 16, 2020, the in-life portion of the pilot effectiveness study of KIND-025, a fully caninized, high-affinity fusion protein targeting interleukin-4/13, for the treatment of atopic dermatitis in dogs, is complete. We are completing development of our PK assays and expect to read out the study over the coming weeks. The interleukin-4 and interleukin-13 pathways are key drivers of the inflammation that underlies atopic dermatitis and other allergic diseases.

KIND-032

In December 2019 we announced the outcome of a positive pilot laboratory study of KIND-032, a fully caninized monoclonal antibody targeting interleukin-4 receptor, for the treatment of atopic dermatitis in dogs. In the study, 14 laboratory dogs with clinical signs consistent with atopic dermatitis were dosed with placebo or with KIND-032 at two different doses. The CADESI scores were assessed by board-certified veterinary dermatologists who were blinded to treatment assignments. The study demonstrated that KindredBio's antibody was well-tolerated. Although the study was a single-dose study designed primarily to assess safety and pharmacokinetics, evidence of positive efficacy and dose response was observed at Week 1, as measured by CADESI-04. A second pilot study to further assess efficacy and dosing is planned for 2020.

The IL-4 pathway is a key driver of the inflammation that underlies atopic dermatitis and several other allergic diseases. Unlike KIND-025, which binds to IL-4 and IL-13 circulating in blood, KIND-032 binds to the IL-4 receptor on the surface of immune cells.

KIND-510a

In January 2019, we announced positive topline results from our pilot field effectiveness study of KIND-510a, a long-acting feline recombinant erythropoietin that is being developed for the management of anemia in cats. We completed our cGMP fill & finish for feline recombinant erythropoietin at our Elwood, Kansas biologics manufacturing facility in the third quarter of 2019, and the pivotal efficacy study was initiated in the fourth quarter of 2019, with enrollment ongoing.

Anemia is a common condition that is estimated to affect millions of older cats. It is often associated with chronic kidney disease, because kidneys produce erythropoietin and chronic kidney disease leads to decreased levels of endogenous erythropoietin. Chronic kidney disease affects approximately half of older cats, making it a leading cause of feline mortality. Human erythropoietins, which are multi-billion-dollar products in the human market, are immunogenic in cats.

KIND-510a is a recombinant feline erythropoietin that has been engineered by KindredBio to have a prolonged half-life. Erythropoietin is an endogenous protein that regulates and stimulates production of red blood cells.

In the study, which enrolled 23 cats with anemia, KIND-510a rapidly increased mean hematocrit (a measure of red blood cell count), with statistically significant improvement seen as early as Week 1 (p<0.0001). The effect was sustained, with continued statistically significant improvement at Weeks 2, 3, 4, 5, and 6 (p<0.0001 at each visit). Compared to baseline, the mean peak improvement in hematocrit was 55.4%.

In addition, 95.5% of the 22 evaluable patients achieved treatment success over the 6-week treatment period, defined prospectively as either a 30% increase in hematocrit value over baseline or the hematocrit value reaching normal range. Furthermore, cats treated with KIND-510a demonstrated statistically significant improvements over baseline (p<0.01 to p<0.05) across all three health-related quality of life (QoL) domains, Vitality, Comfort, and Emotional Wellbeing, as measured by a validated QoL instrument. Based on a preliminary review of the safety data, the drug appears to be well tolerated.

KIND-030

In August 2019, we announced positive results from our pilot efficacy study of KIND-030, a chimeric, high-affinity monoclonal antibody targeting canine parvovirus (CPV). This was a 12-dog study, of which 4 dogs were treated prophylactically and 2 dogs were treated after establishment of the infection. All treated dogs survived, compared to none in the applicable placebo group. The effect was seen in both prophylaxis setting, as well as in a treatment setting after establishment of infection. Pivotal studies for this molecule are expected to be completed in 2020. Approval is anticipated by late 2020 or early 2021.

CPV is the most significant cause of viral enteritis in dogs, especially puppies, with over 90% mortality rate if untreated. Banfield Medical records report that at least 250,000 dogs are infected with parvoviruses each year, excluding emergency rooms, specialty hospitals, shelters, or undiagnosed cases. This does not include puppies that have potentially been exposed to the virus where the prophylaxis product candidate could be used after lisensure if demonstrated effective. While there are vaccines available for CPV, they have to be administered multiple times and many puppies don't receive the vaccine at all, or don't get the complete series. This will not replace the need for vaccination; it may just change the timing of the vaccination post administration. There are currently no approved or unapproved treatments for CPV. Currently, owners spend up to thousands of dollars for supportive care for dogs infected with CPV.

KIND-509

The pilot field efficacy study for our anti-TNF antibody for canine inflammatory bowel disease (IBD) has been initiated with completion expected to be in the first half of 2020. IBD is a chronic disease of the gastrointestinal tract and can affect dogs at any age, but is more common in middle-aged and older dogs.

The majority of canine IBD cases involve chronic states of diarrhea, vomiting, gastroenteritis, inappetence, and other symptoms, certain of which are cited as among the most frequent disorders impacting dogs. For certain dog breeds, the prevalence of diarrhea exceeds 5%. Existing treatments can have significant drawbacks, including limited diets and excessive antibiotic use, which can lead to owner frustration, lapses in treatment adherence, or poor quality of life for the affected animal.

KIND-511

As disclosed in the press release dated March 16, 2020, KIND-511 will be included in KindredBio Equine, for which there is a strategic review process underway. KIND-511 is an anti-Tumor Necrosis Factor (“anti-TNF”) treatment for newborn foals. Sick newborn foals, defined as sepsis score ≥ 11 or positive blood culture, are challenging, and difficult to treat and result in approximately 50% mortality. We have completed a pilot field study in sick or septic foals to assess safety and efficacy of anti-TNF monoclonal antibody, with positive results. By Kaplan-Meier analysis, the difference in survival between the control and placebo groups was statistically significant (p=0.0293). We intend to continue field studies during the 2021 foaling season following discussion with the FDA regarding the pivotal study design for KIND-511. There is currently no FDA-approved therapy.

We have promising new antibody candidates under development, which will be disclosed at a later stage of development and as lead programs further advance.

Small Molecule Product Candidates

As disclosed in our press release dated March 16, 2020, KindredBio is discontinuing development of canine and feline small molecule candidates as we prioritize our pipeline of innovative biologic candidates. Equine small molecule candidates will be housed in KindredBio Equine, for which there is a strategic review process underway. Pending that review process, development of certain equine candidates may be put on hold.

KIND-012 (dipyrone oral gel)

We have completed the pivotal field effectiveness study of KIND-012 (dipyrone oral gel) for the treatment of fever in horses and announced positive topline results in December 2017. This study was a multicenter, randomized, blinded, placebo-controlled pivotal study that enrolled 139 horses to assess the effectiveness of dipyrone oral. The primary endpoint was improvement or resolution of fever 6 hours after treatment. The success rate was approximately 78% in the dipyrone oral group vs. approximately 18% in the placebo group (p = 0.0026). The target animal safety study is also complete, and dipyrone oral was found to be well-tolerated. The FDA has determined the study to be acceptable pending the outcome of additional bridging studies. We have transferred the product to the commercial manufacturer and have agreement with the FDA regarding the data required to show relative bioequivalence to the previously manufactured product. Scientific advice has also been received from the EMA on dossier requirements. Dipyrone oral, which is a proprietary oral gel, is expected to expand use of the drug and build upon the success of Zimeta IV. If approved, this would be the first oral dipyrone product approved in the US and EU.

KIND-014

KIND-014 is a small molecule product candidate we are developing for treatment of equine gastric ulcers in horses. In May 2018, we announced positive results from our pilot field effectiveness study of KIND-014 for the treatment of gastric ulcers in horses. This study was a randomized, single-blind, placebo-controlled, dose-ranging study that enrolled 53 horses (40 horses in three KIND-014 groups with different doses and dosing schedules, 13 horses in the placebo group). The objective was to determine the effective dose of KIND-014 for the treatment of gastric ulcers in horses. At Week 3, the gastric ulcer resolution (gastric ulcer score=0) rates in all three KIND-014 groups were statistically significantly higher than the placebo group (p-values < 0.05). The pivotal field efficacy study for KIND-014 for the treatment of gastric ulcers in horses was initiated in December 2019.

Equine gastric ulcer syndrome (EGUS) is a common condition in horses which encompasses primary and secondary erosive and ulcerative diseases of both the squamous and glandular parts of the stomach. It affects approximately half of all recreational horses, more than 60% of sport horses, and approximately 90% of racing horses. A variety of clinical signs are associated with EGUS, including poor appetite, poor condition, colic, and behavioral issues.

Market Overview

We believe there are significant unmet medical needs for pets, and that the pet therapeutics segment of the animal health industry is likely to grow substantially as new therapeutics are identified, developed and marketed specifically for pets. We plan to commercialize our feline and canine biologics in the United States through commercial partnerships, and in the European Union (the “EU”) primarily through commercial partnerships, distributors and other third parties.

Relative to human drug development, the development of pet therapeutics is generally faster and less expensive, since it requires fewer clinical studies involving fewer subjects and can be conducted directly in the target species. For example, studies that are typically required for approval of human drugs such as QTC studies, which detect cardiac irregularities, elderly patient studies, renal impairment studies, hepatic impairment studies or costly, long-term genotoxicity studies are not required for pet therapeutics. Based on our progress since inception in September 2012, we believe we can develop biologics in around six years at an average cost of approximately $8 million. The lower cost associated with the development of pet therapeutics permits us to pursue multiple product candidates simultaneously and avoid the binary outcome associated with the development of a single lead therapy by some human biotechnology companies. Because our strategy is to identify targets that have already demonstrated safety and efficacy in humans and to develop therapeutics based on these validated targets, we can often advance our programs more rapidly than if we were pursuing unvalidated targets. Biologics could be submitted under USDA, FDA or EMA regulatory authorities for approval.

We estimate that the total U.S. market for veterinary care was approximately $95.7 billion in 2019, of which veterinary care and product sales comprised $29.3 billion. In 2018, 67% of households owned a pet, which translates to an estimated 97.0 million dogs and 76.0 million cats currently living in the United States. We believe there are many unmet or underserved medical needs and that the pet therapeutics portion of the market can grow significantly as new, safe and effective therapeutics are identified, developed and marketed. We expect continued market growth as new pet therapeutics are developed and owners grow more familiar with the treatment of pets with such therapeutics.

The equine sector shares many similarities with the orphan human market. There are fewer horses than dogs or cats, but the willingness to pay is substantially higher. In addition, the cost of building a commercial infrastructure is much less for the equine market. We believe that as few as three to five representatives are sufficient to launch and support multiple equine products nationally, in conjunction with distribution.

Management Team

Our small molecule approvals at both the FDA and EMA jurisdiction and the progress of the biologicals portfolio are testament to the management team’s extensive experience in both human and animal drug development.

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

Product Pipeline
As of March 16, 2020, our product pipeline is focused on innovative biologics for dogs and cats.

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

We are currently pursuing over 20 indications with a focus on biologics product candidates. The following table illustrates some of the product candidates that we are developing.

Not all programs are listed. Some are not disclosed for competitive reasons.

Product Selection and Development

We utilize a rigorous screening and review process to identify targets that have demonstrated safety and efficacy in humans and address unmet medical needs in veterinary medicine. In some cases, we identify a chemical or functional equivalent of a validated human drug that addresses the same biological target or pathway. We review these targets with a view to differentiating them from existing treatments, including human products used extra-label in animals, based on ease of administration, method of delivery, dosing regimen, and other similar factors.

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

In January 2020 we announced that we developed a technology to extend canine antibody half-life by up to three-fold. A patent application for this technology has been filed.

The study comprised 12 dogs, including four groups with various modifications incorporating KindredBio technology and one wild type canine antibody as control. Half-life extension was observed in all dogs across all groups other than the wild type, with the magnitude of extension over native antibody ranging from two to three-fold. Additional studies to further differentiate between lead molecules and expand sample size are planned for 2020.

Half-life extension technologies have the potential to improve therapeutic performance in numerous ways. Reduced dosing frequency and/or amount of dosing can lead to improved patient convenience and compliance. It can also substantially lower the cost of goods and enhance profitability and market positioning. In addition, higher drug concentration using the same dose and dosing interval as the parent antibody can result in extended drug exposure and potentially improved efficacy.

In addition, KIND-Bodies, a unique biologics scaffold with certain advantages over traditional monoclonal antibodies, including bi-specific binding, is under development. We have also developed Fc engineering technologies that can improve affinity of canine antibodies to protein A, which is important for manufacturing of antibodies, and other technologies to modify the immune function of antibodies, and we have filed for IP on those technologies.

We have an in-house laboratory capable of protein engineering, cell line development, analytics, and other activities necessary for advancing a world-class biologics pipeline. We believe that we have one of the best biologics teams in the pharmaceutical industry, drawn from some of the top biotechnology companies.

We have constructed a state-of-the-art manufacturing plant in Burlingame, California for our initial biologic product candidates, which we believe is one of the first GMP biologics plants for veterinary products. We started GMP manufacturing in January 2018 and believe that the plant will position us as a leader in the veterinary biologics field, and potentially afford us an advantage in cost of goods for our products. We acquired a second manufacturing plant in August 2017 in Elwood, Kansas and construction to support initial production lines on our biologics manufacturing is complete. The bioreactors and fill & finish equipment are installed and fully commissioned. The Elwood facility includes approximately 180,000 square feet with clean rooms, utility, equipment, and related quality documentation suitable for small molecule and biologics manufacturing.

Our biologic product candidates are not expected to face generic competition in the United States as there is no pathway for approval of a generic veterinary biologic regulated by the USDA.

Business Strategy
Key elements of our business strategy are as follows:
Continue to focus on the development of our pipeline

In addition to our focus on patient enrollment for our pivotal field study of KIND-510a and KIND-014, we expect to initiate pivotal field studies for KIND-030 and KIND-016 in 2020. We are currently developing KIND-509 for inflammatory bowel disease in dogs. Additionally, we are also developing multiple other products. In all, we have over 20 programs for various indications.

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

Leverage our current product pipeline in additional animal species

We intend to develop our product candidates primarily for approval in one or more indications in dogs, cats, and horses. We may consider the development of our current or future product candidates for additional species in the future, but our pipeline currently is focused on dogs, cats and horses only.

Expand our pipeline with additional product candidates

We actively seek to identify biologic therapeutics, or in some cases therapeutic targets, that have demonstrated safety and efficacy in humans, focusing on small molecules that are already marketed for humans or biologics for which there are no animal counterparts. These therapeutics typically have been tested in animals such as dogs as part of standard toxicology studies in human clinical development. We have identified a number of additional product candidates in the pre-INAD stage that we may potentially pursue. We will seek to protect our product candidates through a combination of patents, know-how and other customary means. Importantly, there is no biosimilar pathway for biologics.

Commercialize our canine and feline products through commercial partners in the United States and other regions

As disclosed in our March 16, 2020 press release, KindredBio is transitioning to a partnership-focused commercialization model whereby pipeline assets are out-licensed to larger commercial partners that can maximize product opportunity in return for upfront payment, contingent milestones, and royalties on future sales. Accordingly, the companion animal commercial infrastructure sill be substantially reduced.

Commercialize our equine products with a small direct sales force in the United States and with partners in other regions

We intend to utilize a small equine-specific direct sales force to commercialize Zimeta and future equine products. In addition, select distributor relationships will be used to market equine products directly to veterinarians in the United States. For our equine products, we believe we can accomplish this with a sales force of 3 to 5 sales representatives, once there are multiple products, and reach most of the prescribing equine veterinarians in the United States. We also intend to establish collaborations with distributors or licensing partners to commercialize any of our products that may be approved by the EMA. As noted in our press release dated March 16, 2020, a strategic review process is underway for KindredBio Equine, which may result in a spin-out or divestiture of assets.

Pet Therapeutics Market

Overview

U.S. consumers spent an estimated $95.7 billion on their pets in 2019, according to the American Pet Products Association (APPA). The veterinary care segment has been among the fastest growing segments of the overall U.S. pet market. This segment accounted for an estimated $29.3 billion spent on veterinary care in 2019.

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

Animal health companies have been relatively slow to develop new therapeutics for pets and have tended to focus primarily on the larger market for the treatment of livestock and other farm animals.  In 2018 in the United States, for every 19 NDAs approved for human therapeutics, one NADA was approved for animal therapeutics. In 2019 Zimeta was the only approved FDA product for horses. Human pharmaceutical companies received FDA approval for 59 novel drugs (non-generic), while pet therapeutic companies received only three novel FDA drug approvals. In the EU, human pharmaceutical companies received EMA approval for 42 novel drugs in 2018, compared to only 3 novel drug approvals for pet therapeutic companies.

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

Commercialization

As stated in our press release dated March 16, 2020, we are substantially reducing our companion animal commercial infrastructure and relaying primarily on a partnership-focused commercialization model, whereby pipeline assets are out-licensed to larger commercial partners that can maximize product opportunity in return for upfront payment, contingent milestones, and royalties on future sales. We believe this strategy will maximize the value of our pipeline, generate attractive commercial terms, and rely less on dilutive capital.

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

Manufacturing
For biologics, we have established our own GMP manufacturing capabilities in Burlingame, California and proceeded to GMP manufacturing in January 2018. In August 2017, we acquired a manufacturing facility in Elwood, Kansas and have completed construction and commissioning. The Elwood facility includes approximately

180,000 square feet with clean rooms, utility, equipment, and related quality documentation suitable for biologics and small molecule manufacturing. The USDA regulates the manufacture of pet biologics under standards that are less stringent than those for human biologics, which may reduce the cost of goods of our biologic product candidates relative to human biologics.

Competition

While there are fewer competitors in the pet therapeutics industry than in the human pharmaceutical industry, the development and commercialization of new animal health medicines is highly competitive, and we expect considerable competition from major pharmaceutical, biotechnology and specialty animal health medicines companies.

Our potential competitors include large animal health companies, which currently derive the majority of their revenue from livestock medications. For example, in 2019 livestock accounted for 48%, and pets 50%, of sales for Zoetis, a large company focused on animal health. Within the pet therapeutics market, vaccines and parasiticides are currently the greatest sources of revenue.

Large animal health companies include Merck Animal Health, the animal health division of Merck & Co., Inc.; Boehringer Ingelheim Animal Health, the animal health division of Boehringer Ingelheim GmbH; Elanco Animal Health Incorporated; and Zoetis, Inc. We will also compete against several animal health companies, such as the Virbac Group, Ceva Animal Health and Dechra Pharmaceuticals PLC. We are also aware of smaller companies that are developing products for use in the pet therapeutics market, including Zomedica, Scout Bio, and Anivive Lifesciences. Zoetis and Elanco both recently announced collaborations with Colorado State University and Purdue University, respectively.

At the product level, we will face competition for Zimeta from Flunixin and phenylbutazone, even though they are not approved for control of fever in horses. In addition, we may face competition from various products including additional products in development. Our products may also face competition from generic medicines and products approved for use in humans that are used extra-label for pets. Some of our other products also may face competition from their human generic equivalents in countries where such equivalents are available.

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
Regulatory Process at the FDA

To begin the development process for products in the United States, we must file an Investigational New Animal Drug (INAD) submission with the FDA. We will then usually hold a pre-development meeting with the FDA to reach a general agreement on the plans for providing the data necessary to fulfill requirements for an NADA. We evaluate if drug candidates can benefit from approval under the minor use minor species (MUMS) or expanded conditional approval programs. During development, we will usually submit pivotal protocols to the FDA for review and concurrence prior to conducting the required studies. We will gather and submit data on manufacturing, safety and effectiveness to the FDA for review, and this review will be conducted according to timelines specified in the Animal Drug User Fee Act. These are called technical sections, which collectively form the basis of the NADA. Once all data have been submitted and reviewed for each technical section - safety, effectiveness and CMC - the FDA will issue us a technical section complete letter as each section review is completed, and when the three letters have been issued, we will compile a draft of the Freedom of Information Summary, the proposed labeling, and all other relevant information, and submit these for FDA review. An administrative NADA is a NADA that is submitted after all of the technical sections that fulfill the requirements for the approval of the new animal drug have been reviewed by the CVM and the CVM has issued a technical section complete letter for each of those technical sections. Although this process is not required and submission of a non-administrative NADA is also acceptable, we plan to take advantage of the administrative NADA process to obtain a more timely, phased review. Because the CVM has already reviewed the individual technical sections before the administrative NADA is filed, the CVM is committed under its user fee agreements to reviewing and acting on 90% of administrative NADAs within 60 days after submission. The CVM user fee goal is to review and act on 90% of non-administrative NADAs within 180 days after submission. After approval, we will be required to collect reports of adverse events and submit them on a regular basis to the FDA.

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
In some cases, it may be unclear whether our product candidates meet the definition of a biological product subject to regulation by the USDA or a drug subject to regulation by the FDA. The USDA’s Center for Veterinary Biologics and the FDA’s Center for Veterinary Medicine have a memorandum of understanding concerning their joint responsibilities for resolving jurisdictional issues over products of this nature. Under the memorandum of understanding, animal products are to be regulated by the USDA as biologics if they are intended for use to diagnose, cure, mitigate, treat, or prevent disease in animals and they work primarily through an immune process, or by the FDA as drugs, if they are intended for use in the diagnosis, cure, mitigation, treatment, or prevention of animal disease if the primary mechanism of action is not immunological or is undefined. There is a process to gain a jurisdiction decision.
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

While small molecule product drugs may eventually face generic competition in the United States, there is no pathway for approval of a generic veterinary biologic regulated by the USDA.
Employees
As of December 31, 2019, we had 156 employees, including 29 employees with D.V.M., M.D. or Ph.D. degrees. Of our employees, 73, including Dr. Chin and Ms. Bevers, are engaged in one or more aspects of our research and development activities. Dr. Chin and Ms. Bevers also are engaged in corporate and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements.

On March 16, 2020, KindredBio announced a reduction in our workforce of approximately 53 people as we further prioritizes biologics programs for dogs and cats, and substantially reduces its commercial footprint to rely primarily on a partnership focused commercialization model. The eliminated positions primarily relate to the companion animal sales force and research and development for small molecule programs.

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
We are a commercial stage biopharmaceutical company. Since our formation in September 2012 and until June 2018, our operations were limited to the identification of product candidates and research and development of our product candidates, including our lead product candidates, Mirataz and Zimeta. Mirataz became commercially available in July 2018 and Zimeta in December 2019. As a result, we have limited historical operations upon which to evaluate our business and prospects, we have demonstrated an ability to obtain marketing approval for only two of our product candidates and have not yet successfully overcome the risks and uncertainties frequently encountered by companies in emerging fields such as the pet therapeutics industry. We have only generated revenue on Mirataz for six quarters and one month for Zimeta and will continue to incur significant research and development and other expenses. As of December 31, 2019, we had an accumulated deficit of $223.1 million. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates and begin to commercialize them if they are approved by the Center for Veterinary Medicine branch of the FDA, the USDA or the EMA. Even if we succeed in developing and commercializing one or more product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, it would adversely affect the value of our common stock.
We may need to raise additional capital to achieve our goals.
Our small molecule product candidates will require from three to five years of further development at a cost of an average of approximately $5 million per product candidate, and our biologics candidates will require four to six years of further development at an average cost of approximately $8 million per product candidate before we expect to be able to apply for marketing approval in the United States. We also are actively involved in identifying additional human therapeutics for development and commercialization as pet therapeutics and will continue to expend substantial resources for the foreseeable future to develop our current product candidates and any other product candidates we may develop or acquire. These expenditures will include: costs of identifying additional potential product candidates; costs associated with drug formulation; costs associated with conducting pilot, pivotal, and toxicology studies; costs associated with completing other research and development activities; costs associated with payments to technology licensors and maintaining other intellectual property; costs of obtaining regulatory approvals; costs associated with establishing commercial manufacturing and supply capabilities; and costs associated with marketing and selling any of our products approved for sale, either directly by us or through licensees. We also may incur unanticipated costs. Because the outcome of these activities is inherently uncertain, the actual amounts necessary to successfully complete the development and commercialization of our current or future product candidates may be greater or less than we anticipate.
We believe we have sufficient cash and cash equivalents to fund our operating plan for approximately another 36 months. However, we may seek additional funds through public or private equity or debt financings or other sources such as strategic collaborations. Additionally, we do not expect our existing cash and cash equivalents to be sufficient to complete the development of all of our current product candidates, or of any additional product candidates that we may identify, and we may need to raise additional capital to fund these activities. Even if we believe we have sufficient funds on hand for our current or planned future business and operations, we may seek from time to time to raise additional capital based upon favorable market conditions or strategic considerations such as potential acquisitions.
Our future capital requirements depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching and developing our current or future product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;

•	the number and characteristics of the product candidates we pursue;

•	the cost of manufacturing our current and future product candidates and any products we successfully commercialize;

•	the cost of commercialization activities for equine products and any other products that we elect to sell directly rather than through licensees, including marketing, sales and distribution costs;

•	the amount of licensing and royalty payments that we receive with respect to our products that are out-licensed to commercial partners or are sold to other companies;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing current and future patents, including litigation costs and the outcome of any such litigation.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate one or more of our product development programs or any future commercialization efforts.
We are substantially dependent on the success of the product candidates in our pipeline and cannot be certain that any of our product candidates will be approved for marketing or successfully commercialized even if approved.

A substantial portion of our efforts over the foreseeable future will be focused on the long-term commercial success of our product candidates that are in our pipeline. Accordingly, our prospects, including our ability to generate material product revenue, obtain any new financing if needed to fund our business and operations, or enter into potential strategic transactions, will depend heavily on the successful development and commercialization of our lead product candidates, which in turn will depend on a number of factors, including the following:

•
the successful completion of the pivotal trials and toxicology studies of one or more of our current product candidates, which may take significantly longer than we currently anticipate and will depend, in part, upon the satisfactory performance of third-party contractors;

•	our ability to demonstrate to the satisfaction of the FDA, the USDA and the EMA the safety and efficacy of our product candidates and to obtain regulatory approvals;

•	our ability or the ability of our third-party manufacturers to manufacture satisfactory supplies of our products and product candidates and to develop, validate and maintain commercially viable manufacturing processes that are compliant with GMP and to manufacture them at an acceptable cost as well as the ability to sell them at an acceptable price with reasonable margins;

•
our ability to successfully launch commercial sales of our current product candidates, assuming marketing approval is obtained, whether through our own efforts or through licensing agreements with commercial partners;

•
the effectiveness of the commercialization efforts for our products and product candidates, including the effectiveness of marketing, sales and distribution strategy and operations, whether performed by us or by our commercial partners through licensing agreements.

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of our products and product candidates compared to alternative and competing treatments;

•	the acceptance of our products and product candidates as safe and effective by veterinarians, pet owners and the animal health community;

•	the prevalence and severity of adverse side effects and our ability to maintain a continued acceptable safety profile of a product following approval;

•	our ability to obtain supplemental indications for our products and product candidates;

•	any product liability claim or lawsuit we may be involved in from time to time with regards to our products and product candidates;

•	our ability to achieve and maintain compliance with all regulatory requirements applicable to our business; and

•
our ability to obtain and enforce our intellectual property rights and obtain marketing exclusivity for our products and product candidates, and avoid or prevail in any third-party patent interference, patent infringement claims or administrative patent proceedings initiated by third parties or the U.S. Patent and Trademark Office, or USPTO.

Many of these factors are beyond our control.

Most of our current and future equine small molecule product candidates are or will be based on generic human drugs, and other companies may develop substantially similar products that may compete with our products.
Most of the equine small molecule product candidates we are currently developing or expect to develop are based on generic human drugs. We do not engage in early-stage research or discovery with respect to these small molecule product candidates, but focus primarily on product candidates whose active pharmaceutical ingredient has been successfully commercialized or demonstrated to be safe and/or effective in human trials, which we sometimes refer to as validated. Our equine small molecule product candidates may face competition from their human generic equivalents in countries where such equivalents are available and used in unapproved animal indications, which is known as extra-label use.
In cases where there is a human generic available there is no assurance that the eventual prices of our products will be lower than or competitive with the prices of human generic equivalents used extra-label, or that a palatable, easy-to-administer formulation such as the chewable, beef-flavored formulation that we utilize will be sufficient to differentiate them from their human equivalents.
In most cases, we target equine small molecule product candidates for which the active ingredients have not been previously approved for use in animals. If we are the first to gain approval for the use of such active ingredients in animals, our small molecule products will enjoy five years of marketing exclusivity in the United States and ten years in the EU for the approved indication. We also plan to differentiate our products where possible with specific formulations, including flavors, methods of administration, and other strategies, but we cannot assure you that we will be able to prevent competitors from developing substantially similar products and bringing those products to market earlier than we can. In addition, while we expect to have composition of matter patent applications for most of our biologic product candidates, those applications may not ultimately result in granted patents. Although there are no generic regulatory approval pathways for animal biologics in the United States and European Economic Area ("EEA"), our competitors may develop similar biologics that do not infringe any patents we may obtain. For example, competitors may develop different antibodies that bind to the same target as our antibodies. Thus, our competitors may be able to develop and market competing products if they are willing and able to conduct the full set of required studies, file a NADA with the FDA, or Application for United States Veterinary Biological Product License with the USDA, which is also called a Product License Application ("PLA"), and obtain marketing approval. If such competing products achieve regulatory approval and commercialization prior to our product candidates, or if our intellectual property protection and efforts to obtain regulatory exclusivity fail to provide us with exclusive marketing rights for some of our products, then our business and prospects could be materially adversely affected.
If our product candidates are approved, they may face significant competition and may be unable to compete effectively.
The development and commercialization of pet therapeutics is highly competitive and our success will depend on our ability to compete effectively with other products in the market. We expect to compete with animal health divisions of major pharmaceutical and biotechnology companies such as Merck Animal Health, Zoetis, Elanco, and Boehringer Ingelheim Animal Health, as well as specialty animal health medicines companies such as Virbac Group, Ceva Animal Health and Dechra Pharmaceuticals PLC. Additionally, we are aware of smaller companies that are developing products for use in the pet therapeutics market, including Zomedica, Scout Bio, and Anivive Lifesciences. Zoetis and Elanco both recently announced collaborations with Colorado State University and Purdue University, respectively. We also expect to compete with academic institutions, governmental agencies and private organizations that are conducting research in the field of animal health medicines.
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
We have developed and plan to continue to develop biologics, including animal antibodies, for pets. Identification, optimization, and manufacture of therapeutic animal biologics is a relatively new field in which unanticipated difficulties or challenges could arise, and we expect the discovery, development, manufacturing and sale of biologic products to be a long, expensive and uncertain process. While many biologics have been approved for use in humans, apart from vaccines, relatively few recombinant proteins or antibodies have been approved for use in animals. There are unique risks and uncertainties with biologics, the development, manufacturing, and sale of which are subject to regulations that are often more complex and extensive than the regulations applicable to other small molecule products. We may be unable to identify biologics suitable for development or to achieve the potency and stability required for use in pets. In particular, canine and feline antibodies represent new types of product candidates that may be difficult to develop successfully.
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
In addition, competition for qualified personnel in the animal health fields is intense, because there is a limited number of individuals who are trained or experienced in the field. We will need to hire additional personnel as we expand our biologics product development activities, and we may not be able to attract and retain qualified personnel on acceptable terms, or at all.

We are dependent upon third-party manufacturers for supplies of our products and our current product candidates.

We currently have no internal capability to manufacture our products or product candidates and will be dependent upon third-party manufacturers for such supplies. We and our contract manufacturers have historically been able to obtain supplies of the API for development of our small molecule product candidates, but neither we nor our contract manufacturers have long-term supply agreements with the API manufacturers. We also have no agreements for commercial-scale supply of our products or any of our product candidates. As a result, we and our contract manufacturers may be unable to procure API in a timely manner on commercially reasonable terms, or at all. Any delay in identifying and contracting with third-party contract manufacturers on commercially reasonable terms would have an adverse impact upon our current product development activities and current and future commercialization efforts.

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

The commercialization of our products and product candidates could be adversely affected if we are unable to secure sufficient quantities and quality of drug products in a timely manner, including by reason of a public health epidemic such as the COVID-19 outbreak.
The raw materials used to manufacture our products and our equine small molecule product candidates are generally readily available in commercial quantities from multiple suppliers, but we will be dependent upon our contract manufacturers to obtain these raw materials. If manufacturers are unable to do so as and when they are needed to supply our development and commercial needs, we will have no other means of producing our products and equine small molecule product candidates until they are able to do so or we or they procure alternative supplies of the API. If our third-party manufacturers suffer damage or destruction to their facilities or equipment, we may experience disruptions in supplies, or be unable to obtain supplies of our products or product candidates on a timely basis. Any inability to secure sufficient quantities and quality of the API or other raw materials in our products and product candidates would adversely impact our development activities and commercialization efforts. In some cases, contract manufacturers may be reluctant to manufacture the API in pet therapeutics, because of regulatory or other concerns. This may make it more difficult for us to identify manufacturers needed to supply sufficient quantities of our products and product candidates for development.
Our contract manufacturers purchase raw materials from suppliers located in China and India in order to manufacture our products and product candidates. The December 2019 outbreak of the novel strain of coronavirus (COVID-19) in China and India and other countries with which we do business may result in the full or partial shutdown of manufacturers or other businesses that are affected by the coronavirus, which may adversely impact both our ability to obtain sufficient and timely supplies of our products and other product candidates and our revenue from those products.

Public health epidemics or other widespread outbreaks of contagious diseases such as COVID-19 could adversely impact our business.
In addition to adversely affecting our ability to obtain sufficient and timely supplies of products and product candidates from suppliers, any outbreak of contagious diseases, such as the recent novel strain of coronavirus (COVID-19) that is affecting the global community, could adversely affect our business and operations in other ways, many of which cannot currently be determined or quantified. These uncertain factors, including the duration of the outbreak, the severity of the disease and the actions to contain or treat its impact, could impair our operations including, among others, employee mobility and productivity, availability of facilities, conduct of our clinical trials, manufacturing and supply capacity, and availability and productivity of third party service suppliers.

Biologics manufacturing is difficult and costly and may not be commercially viable.
There are no established sources of the active ingredients in our biologic product candidates, so we or our collaborators will be required to develop the manufacturing process, perform validation and in some cases establish new facilities to manufacture pet biologics. Manufacturing of pet biologics, apart from vaccines, is a relatively new field in which unanticipated difficulties or challenges could arise. Small changes in the manufacturing process can have significant impact on product quality, consistency and yield. Manufacturing biologics, especially in large quantities, is complex and may require the use of innovative technologies that we may need to develop ourselves or in conjunction with third-party collaborators. Such manufacturing requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also usually costly to manufacture, because production usually requires the use of living organisms. Factors such as these may make it more technically challenging, time-consuming and expensive than we anticipate to manufacture biologics. Animal antibodies also must be manufactured at a sufficiently low cost that they are economically viable for us and for our customers. We built a manufacturing plant for biologics manufacturing and if it is not utilized to full capacity, it may result in increased annual costs and increase in cost of goods. There is no assurance that we will be able to manufacture biologics at an economical cost, if at all.
Our facilities used to manufacture the biologics are subject to inspections by the FDA, USDA and the EMA. If we cannot successfully manufacture material in compliance with these strict regulatory requirements, we will not be able to secure or maintain regulatory approval for the manufacturing facility. If the FDA or a comparable foreign regulatory authority does not approve the manufacturing facilities, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which could result in delays in, or adversely affect our ability to, develop or commercialize our product candidates. We also may be subject to penalties and sanctions from the FDA and other regulatory authorities for any violations of applicable regulatory requirements. The USDA and EMA employ different regulatory standards than the FDA, so we may require multiple manufacturing processes and facilities for the same product candidate or any approved product.
There is no assurance that our strategic restructuring transition to a partnership-based model for the commercialization of our biologic products will be successful.

As we announced on March 16, 2020, our strategic restructuring involves a transition to a partnership-based model for commercialization in which our canine and feline biologic products will be out-licensed to larger commercial partners in return for upfront payments, contingent milestone payments and royalties on future sales. The strategic restructuring involves discontinuing our canine and feline commercial infrastructure.
There is no assurance that our transition to a partnership-based model for commercialization of our canine and feline biologic products will be successful or that it will result in greater profits for us than if we directly sold these biologic products. We may be unable to enter into licensing agreements that contain favorable upfront payments, contingent milestone payments and royalties. In addition, there is no assurance that the parties to which we out-license our biologic products will fulfill the terms of their agreements or be successful in their efforts to sell our products at favorable prices and in satisfactory amounts.
There is no assurance that our strategic restructuring decision to use a small equine-specific direct sales force to sell Zimeta and future equine small molecule products will be successful
As we announced on March 16, 2020, our strategic restructuring involves a decision to discontinue development of canine and feline small molecule product candidates and to use a small equine-specific direct sales force, with select distributor relationships, to sell Zimeta and future equine small molecule products in the United States. We intend to establish collaborations with distributors or licensing partners to commercialize any of these products that may be approved by the EMA. Our current intention is to sell these products through our subsidiary, KindredBio Equine.
There is no assurance that this strategic restructuring decision will be successful. Among other things, we may be unable to enter into satisfactory agreements with distributors or licensing partners, or they may unsuccessful in their efforts to sell our equine products at favorable prices and in satisfactory amounts. The members of our direct sales force may also be unsuccessful in their sales efforts, and we may be unable to hire, retain and motivate qualified individuals.
Even if we successfully identify product candidates, they may be unsuccessfully commercialized for many reasons.
Even if we successfully identify product candidates, they may be unsuccessfully commercialized for many reasons, including the following:

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
In the United States, pet owners typically purchase their pet therapeutics from their local veterinarians who also prescribe such therapeutics. There is a trend, however, toward increased purchases of pet therapeutics from Internet-based retailers, “big-box” retail stores and other over-the-counter distribution channels, which follows a significant shift in recent years away from the traditional veterinarian distribution channel in the sale of parasiticides and vaccines. It is also possible that pet owners may come to rely increasingly on internet-based animal health information rather than on their veterinarians. We currently expect that our pet therapeutics will be marketed directly to veterinarians, so any reduced reliance on veterinarians by pet owners could materially adversely affect our business and prospects. Pet owners also may substitute human health products for pet therapeutics if the human health products are less expensive or more readily available, which substitution also could adversely affect our business.
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
Our products and, if approved, our product candidates may be marketed in the United States only in the target animals and for the indications for which they are approved, and if we want to expand the approved animals or indications, we will need to obtain additional FDA or USDA approvals, which may not be granted.
We and our licensees may market or advertise our products and any of our product candidates that are approved only in the specific species and for treatment of the specific indications for which they were approved, which could limit use of the products by veterinarians and pet owners.
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
It is very difficult to estimate the commercial potential of any of our product candidates because of the emerging nature of our industry as a whole. The pet therapeutics market continues to evolve, and it is difficult to predict the market potential for what we believe to be the unmet medical needs of pets. The market will depend on important factors such as safety and efficacy compared to other available treatments, including potential human generic therapeutic alternatives with similar efficacy profiles, changing standards of care, preferences of veterinarians, the willingness of pet owners to pay for such products, and the availability of competitive alternatives that may emerge either during the product development process or after commercial introduction. If the market potential for our product candidates is less than we anticipate due to one or more of these factors, it could negatively impact our business, financial condition and results of operations. Further, the willingness of pet owners to pay for our product candidates, if approved, may be less than we anticipate, and may be negatively affected by overall economic conditions. The current penetration of pet insurance in the United States is low, pet owners are likely to have to pay for our products, if at all, out-of-pocket, and pet owners may not be willing or able to pay for any approved products of ours.
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
Our information technology systems and the information technology systems of third parties with whom we do business are vulnerable to cyber-attacks, breaches of security and misappropriation of data, which could result in substantial damage to our business and operations.
Our internal computer systems and those of our current and future employees and third-party vendors, manufacturers, licensees and consultants are vulnerable to damage from unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The secure processing, maintenance and transmission of electronic information, including customer, employee and company data, is critical to our operations and the legal environment surrounding information security, storage, use, processing, disclosure and privacy is demanding with the frequent imposition of new and changing requirements. We also store certain information with third parties, and we utilize third-party service providers to process, manage or transmit data, which may also increase our risk. Our information systems and those of third parties with whom we do business are subjected to computer viruses or other malicious codes, cyber- or phishing-attacks and also are vulnerable to an increasing threat of continually evolving cybersecurity risks and external hazards, as well as improper or inadvertent employee behavior, all of which could expose confidential company and personal data systems and information to security breaches. Any system failure or security breach by employees or others may pose a risk that sensitive data, including data from our target animal studies, intellectual property, trade secrets, confidential information or personal information belonging to us may be exposed to unauthorized persons or to the public. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our therapeutics and therapeutic candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our therapeutic candidates and commercialization of our therapeutics could be delayed, and the trading price of our common stock could be adversely affected. To date, we have not experienced any material impact to our business or operations resulting from security breaches, including from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for us to be adversely impacted.
Our secured loan agreement contains restrictions that limit our flexibility in operating our business.
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
The Loan Agreement contains numerous negative covenants that prohibit us from taking certain actions in connection with the operation of our business without obtaining the prior written consent of the Lenders. For example, without the prior written consent of the Lenders, we are not permitted to (1) sell, license or otherwise transfer specified assets or portions of our business, (2) engage in specified new businesses, (3) issue more than a specified amount of securities, (4) merge with another entity, (5) acquire another business, (6) incur additional indebtedness or encumber assets, subject to certain exceptions, (7) pay cash dividends, (8) enter into specified material contracts, or (9) permit third parties to acquire ownership interests in our subsidiaries. There is no assurance that the Lenders will provide their written consent to any of these actions even if the actions are in the best interests of our stockholders.
We may be unable to repay the outstanding principal and accrued interest under the Loan Agreement, in which event the Lenders could exercise their default remedies under the Loan Agreement.
Our obligations under the Loan Agreement are secured by a first-priority security interest in substantially all of our assets, including our intellectual property, and a lien on our real property. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, and a default upon the occurrence of a material adverse change affecting us. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balance, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the Loan Agreement and under applicable law. Among other things, the Lenders could attempt to take possession of and sell substantially all of our assets, which would have a material adverse effect on the market value of our common stock.
There is no assurance that we will be able to repay all outstanding principal and accrued interest under the Loan Agreement. In order to attempt to prevent the occurrence of an event of default under the Loan Agreement, we might be required to take actions that might not be in our long-term best interests such as (1) dedicating a substantial portion of our cash flow from operations to the payment of principal and accrued interest under the Loan Agreement, thereby reducing funds available to us for other purposes, (2) divesting valuable assets in order to raise funds with which to repay the principal and accrued interest under the Loan Agreement, and (3) delaying capital expenditures, new product candidate initiatives and acquisitions of other businesses. The existence of the Loan Agreement and the obligations under the Loan Agreement might also limit our ability to obtain additional equity or debt funding from third parties.
There is no assurance that our sale of Mirataz to Dechra will be completed, and there is no assurance as to the amount of royalties that we will receive from Dechra after Mirataz is sold to Dechra.
Dechra’s obligation to purchase Mirataz from us pursuant to the sale agreement that we have entered into with Dechra is subject to the satisfaction of specified closing conditions. There is no assurance that all of these conditions will be satisfied and that the sale will be completed. If the sale is completed, a portion of the consideration to us payable by Dechra will be based on royalties from sales of Mirataz by Dechra following the completion of the sale. The amount of such sales and royalties cannot be predicted by us with any degree of certainty, and the total purchase price that we will receive from Dechra under the sale agreement therefore is uncertain.

Risks Related to Intellectual Property
Our commercial success will depend, in part, on obtaining and maintaining patent protection for our products.
In so far as our business strategy is to develop successful human drugs and biologics for veterinary use, our ability to obtain a proprietary intellectual property position for our products is uncertain. We have two issued patents for our IL-31 antibody, and a patent will be soon issued for Mirataz, but we do not have an issued patent for Zimeta or any of our other lead product candidates at this time. However, we have filed patent applications covering various aspects of our products and product candidates, and the U.S. Patent and Trademark Office (the "USPTO") has issued patents for our anti IL-31 antibody (U.S. Patent No. 10,093,731) and for methods of its use (U.S. Patent No. 10,150,810). Our other patent applications may never result in the issuance of patents, and/or patents issued to us may be dominated by the patents of third parties, including, for example, patents issued to analogous human drug or biological compositions and their usages. Furthermore, even if they are unchallenged by third parties, our current or future patents, if issued, may not adequately protect our intellectual property or prevent others from designing around their claims. In order to commercialize our products and product candidates in one or more species, we could be required to enter into third party licenses or, if a license is not available on terms that we consider reasonable, we could be required to cease development or commercialization of one or more of our drug or biologic products or product candidates. Thus, if we cannot obtain ownership of issued patents covering our products and product candidates, our business and prospects would be adversely affected.
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
There has been substantial litigation regarding patents and other intellectual property rights in the field of therapeutics, as well as patent challenge proceedings, including interference and administrative law proceedings before the USPTO, and oppositions and other comparable proceedings in foreign jurisdictions. Under U.S. patent reform laws, new procedures, including inter partes review and post-grant review, were implemented as of March 16, 2013, and the implementation of such reform laws presents uncertainty regarding the outcome of any challenges to our patents. We are aware of a European patent which claims antibodies that bind to dog IL-31 with certain functional characteristics, and the patent is currently opposed by multiple parties. The patent may or may not be relevant to one of our product candidates in Europe. There may be issued patents and pending patent applications with claims directed to long-acting or extended-release pharmaceutical formulations and uses of the same small molecules as in some of our small molecule product candidates, and other patents and pending patent applications with claims directed to pharmaceutical formulations and use of biologics conceptually similar to some of our biologics product candidates. There also may be other patents already issued of which we are unaware that might be infringed by one of our current or future product candidates. Because patent applications can take many years to issue and may be confidential for eighteen months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that may be infringed by our current or future product candidates. There is no assurance that our current or future product candidates will not infringe these or other existing or future third-party patents. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.
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
If our efforts to protect the proprietary nature of the intellectual property related to our products or any of our current or future product candidates are not adequate, we may not be able to compete effectively in our market.
We intend to rely upon a combination of regulatory exclusivity periods, patents, trade secret protection, confidentiality agreements, and license agreements to protect the intellectual property related to our p roducts and our product candidates and our development programs.
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
We have the following 41 Registered Trademarks and 19 pending trademark applications:

We have two registered US trademarks (KINDLET and MIRATAZ), and nine pending US trademark applications for which we have received Notices of Allowance (ACCUSORB [IC016], ACCUSORB [IC042], EPOCAT, ZOLEREX, ZOLEREX K9, ZOLEREX FELINE, REFORMIN, ZIMETA, and BIOKIN). We are required to provide proof of use for the nine pending US trademarks prior to receiving Certificates of Registration. Petitions for Extension of Time have been filed in each of these pending US trademark applications.

International Trademark Applications under the Madrid Protocol have been filed for the following trademarks: ZOLEREX, ZOLEREX FELINE, ZOLEREX K9, MIRATAZ, REFORMIN, and ZIMETA. National Registrations have been received for ZOLEREX, ZOLEREX K9, and ZOLEREX FELINE in China, United Kingdom, Japan, Morocco, New Zealand, United Arab Emirates, and Saudi Arabia. A National Registration has been received for ZOLEREX K9 in Australia. National Registrations have been received for MIRATAZ in Canada, European Union, Liechtenstein, and Norway. National Registrations have been received for REFORMIN in China, United Kingdom, Japan, Morocco, United Arab Emirates, and Saudi Arabia. National Registration have been received for ZIMETA in Australia, Canada, European Union, New Zealand, and United Kingdom. We have two Registered Community Trade Marks (i.e., European Union Trade Marks) for KINDLET.

The European Union Trademark applications for ZOLEREX, ZOLEREX K9, and ZOLEREX FELINE have been opposed by a third-party. However we are in the process of negotiating a Coexistence Agreement wherein the third-party has agreed to withdraw the opposition on conditions that we will not use these marks in connection with products or services for dogs and/or cats. Accordingly, our use of the ZOLEREX brand in Europe will be limited animals other than dogs and cats.

Canadian trademark applications are pending for ZOLEREX, ZOLEREX K9, and ZOLEREX FELINE, for which we have received Notices of Allowance. We are required to provide proof of use for these pending Canadian trademarks prior to receiving Certificates of Registration.

Egyptian trademark applications are pending for ZOLEREX, ZOLEREX K9, ZOLEREX FELINE, and REFORMIN. The Refusal Period for these marks has ended without opposition; we are waiting to receive the Egyptian National Registrations.

The Opposition Period for the European Union and the New Zealand ZIMETA National Registrations is still active, and therefore it is possible that a third-party opposition may be filed.

We have no registered trademarks for our company name or for various of our current product candidates in the United States or any other countries, and failure to obtain those registrations could adversely affect our business.

While various of our trademarks have been registered, and some of our pending trademark applications have been allowed but not yet registered, various other of our pending trademark applications have neither been allowed nor registered. During trademark registration proceedings, we may receive rejections. If so, we will have an opportunity to respond, but we may be unable to overcome such rejections. In addition, USPTO and comparable agencies in many foreign jurisdictions may permit third parties to oppose pending trademark applications and to seek to cancel registered trademarks. Such opposition proceedings have been filed and are currently pending for three European trademark applications. Current and future opposition or cancellation proceedings, if any, filed against any of our trademark applications or any registered trademarks may result in cancellation of these trademarks. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA or the USDA, regardless of whether we have registered or applied to register as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or the USDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA or USDA.

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
Risks Related to Government Regulation
Even after receiving regulatory approval of Mirataz and Zimeta, and even if we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing FDA, USDA, and EMA obligations and continued regulatory review, which may result in significant additional expense. Additionally, Mirataz, Zimeta and any product candidates, if approved, will be subject to labeling and manufacturing requirements and could be subject to other restrictions. Failure to comply with these regulatory requirements or the occurrence of unanticipated problems with our products could result in significant penalties.
For Mirataz, Zimeta and for any of our current or future product candidates approved by the FDA, USDA, or EMA, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Mirataz, Zimeta and every other approved product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration, and product listing, as well as continued compliance with GMP, GLP and GCP for any studies that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. Since our initial public offering in December 2013, the trading price of our common stock has ranged from a low of $2.90 to a high of $26.99. The trading price may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed previously in this “Risk Factors” section of this Annual Report on Form 10-K and others, such as:

•	any delays in, or suspension or failure of, our current and future studies;

•	announcements of regulatory approval or disapproval of any of our current or future product candidates or of regulatory actions affecting us or our industry;

•	delays in the commercialization of our products or product candidates;

•	manufacturing and supply issues related to our development programs and commercialization of our product or product candidates;

•	quarterly variations in our results of operations or those of our competitors;

•	changes in our earnings estimates or recommendations by securities analysts or adverse publicity regarding us or products or product candidates;

•	announcements by us or our competitors of new product candidates, significant contracts, commercial relationships, acquisitions or capital commitments;

•	announcements relating to future development or license agreements including termination of such agreements;

•	adverse developments with respect to our intellectual property rights or those of our principal collaborators;

•	commencement of litigation involving us or our competitors;

•	any major changes in our board of directors or management;

•	new legislation in the United States relating to the prescription, sale, distribution or pricing of pet therapeutics;

•	product liability claims, other litigation or public concern about the safety of our products or product candidates;

•	market conditions in the animal health industry, in general, or in the pet therapeutics sector, in particular, including performance of our competitors; and

•	general economic conditions in the United States and abroad.

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
As of December 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own in the aggregate approximately 29.5% of our outstanding shares of common stock, excluding shares they may acquire upon exercise of stock options or upon the vesting or restricted stock units they hold. As a result of their stock ownership, these stockholders may have the ability to influence our management and policies and will be able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
We have non-cancelable operating leases for laboratory space in Burlingame, California with several amendments to expand the facility. We have a non-cancelable operating lease for the entire existing laboratory space of a total 11,476 square feet that expires in May 2025. In August 2015, we entered into a non-cancelable operating lease for 3,126 square feet of office space in San Diego, California and in June 2019, renewed the lease through February 2025. Our headquarters office lease for 8,090 square feet of office space in Burlingame, California expires November 30, 2020. In October 2018, we entered into a short-term sublease agreement for an additional 5,613 square feet of laboratory space next to our current laboratory facility and terminated the lease in June 2019. In April 2019, we signed a short-term lease in Burlingame ("April 2019 lease"), consisting of 1,979 square feet of space through April 2020. In May 2019, we signed another lease in Burlingame ("May 2019 lease"), consisting of 1,346 square feet of space through April 2022. In addition, we have four equipment leases expiring through 2023.

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
Common Stock Information
As of February 28, 2020, there were 39,289,624 outstanding shares of our common stock outstanding held of record by approximately 26 holders.
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

Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2019 regarding securities authorized for issuance under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2012 Equity Incentive Plan (terminated)	2,740,842	$6.74	—
2016 Equity Incentive Plan (terminated)	2,134,701	$7.71	—
2018 Equity Incentive Plan	1,477,827	$10.49	1,258,098
Equity compensation plans not approved by stockholders	—	—	—
Total	6,353,370	$7.94	1,258,098

Stock Performance Graph
The following line graph presentation compares cumulative total stockholder returns of Kindred Biosciences, Inc. with The NASDAQ Stock Market Index and The NASDAQ Biotechnology Index (the “Peer Index”) for the period from December 12, 2013 (the date that our common stock commenced trading on the NASDAQ Capital Market) to December 31, 2019. The graph and table assume that $100 was invested in each of our common stock, The NASDAQ Stock Market Index and the Peer Index on December 12, 2013, and that all dividends were reinvested. The returns shown are based on historical results and are not intended to suggest future performance. The graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings of under the Securities Act of 1933, as amended, or the Exchange Act.

	12/31/14	6/30/15	12/31/15	6/30/16	12/31/16	6/30/17	12/31/17	6/30/18	12/31/18	6/30/19	12/31/19
Kindred Biosciences, Inc.	100.00	91.54	45.64	47.52	57.05	115.44	126.85	142.95	146.98	111.81	113.82
NASDAQ Composite-Total Returns	100.00	105.90	106.96	104.12	116.45	133.58	150.96	165.11	146.67	177.95	200.49
NASDAQ Biotechnology Index	100.00	121.79	111.77	85.22	87.91	103.18	106.95	110.31	97.47	110.09	121.94

Unregistered Sales of Securities
As previously reported, on July 8, 2019, we issued 7,500 shares of our common stock to a service provider in exchange for our receipt of advisory and consulting services. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the act applicable to a transaction by an issuer not involving a public offering of securities. No underwriter was involved in the issuance of the shares. During the fiscal year ended December 31, 2019, we did not sell any other securities that were not registered under the Securities Act of 1933, as amended.

Repurchase of Shares
We did not repurchase any of our shares of capital stock during the fiscal year ended December 31, 2019.

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

(In thousands, except per share amounts)	Years ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations and Comprehensive Loss Data:

Net product revenues	$4,256	$1,966	$—	$—	$—

Operating costs and expenses:
Cost of product sales	587	324	—	—	—
Research and development	28,310	26,399	17,665	13,861	19,412
General and administrative	37,926	26,499	13,988	8,308	7,850
Restructuring costs	—	—	—	655	—
Total operating costs and expenses	66,823	53,222	31,653	22,824	27,262

Loss from operations	(62,567)	(51,256)	(31,653)	(22,824)	(27,262)
Interest and other income, net	1,178	1,566	774	325	132
Net loss	(61,389)	(49,690)	(30,879)	(22,499)	(27,130)
Change in unrealized gains or losses on available-for-sale securities	24	20	—	19	(23)
Comprehensive loss	$(61,365)	$(49,670)	$(30,879)	$(22,480)	$(27,153)

Net loss per share, basic and diluted (1)	$(1.59)	$(1.60)	$(1.23)	$(1.13)	$(1.37)

Weighted-average number of common shares outstanding, basic and diluted	38,657	31,001	25,084	19,873	19,773

(In thousands)	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$15,986	$56,302	$34,813	$6,687	$19,992
Short-term investments	55,723	17,630	46,207	50,068	53,051
Long-term investments	1,837	—	1,499	1,052	4,590
Working capital	69,121	64,888	75,790	54,170	70,547
Total assets	114,024	106,482	90,822	61,576	79,619
Total liabilities	32,103	15,275	6,142	3,896	3,248
Accumulated deficit	(223,059)	(161,670)	(111,980)	(81,101)	(58,602)
Total stockholders' equity	81,921	91,207	84,680	57,680	76,371
(1) See Note 14 of the notes to consolidated financial statements included elsewhere in this annual report for an explanation of the method used to calculate the basic and diluted net loss per share attributable to common stockholders and the number of shares used in the computation of the per share amounts.

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

Our first product, Mirataz® was approved in May 2018 and became commercial availability to veterinarians in the United States in July 2018. In November 2019, our second product, Zimeta™ (dipyrone injection) for the control of fever in horses was approved by the FDA and became commercially available in December 2019. In addition, we have multiple other product candidates, including several biologics, in various stages of development. We believe there are significant unmet medical needs for pets, and that the pet therapeutics segment of the animal health industry is likely to grow substantially as new therapeutics are identified, developed and marketed specifically for pets.

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

Zimeta is the first injectable dipyrone product to receive FDA approval for use in horses. Dipyrone, the active ingredient in Zimeta, is a member of the non-steroidal anti-inflammatory drug (NSAID) class and has a centrally acting mechanism of action on the hypothalamus where fever originates and is regulated, and is widely used both for horses and humans as an antipyretic outside of the United States.

On March 16, 2020, we announced a strategic realignment of our business model whereby KindredBio becomes a biologics-only company focused on accelerating our deep pipeline of late-stage biologics candidates in canine and feline markets, while discontinuing small molecule development for these species. We believe monoclonal antibodies are the future of veterinary medicine, and represent the greatest opportunity for value creation, given large potential markets for our programs and our competitive advantage in biologics. We plan to rely more on a partnership-based model for commercialization strategy similar to the traditional human biotech commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payment, contingent milestones, and royalties on future sales. Accordingly, the companion animal commercial infrastructure will be substantially reduced. In connection with this strategic shift, Kindredbio is eliminating approximately 53 positions, representing about one-third of our current workforce. The eliminated positions primarily relate to the companion animal sales force and research and development for small molecule programs. Restructuring expenses and retirement costs related to severance and health care benefits are expected to be approximately $1.7 million, exclusive of stock compensation.

In addition, we entered into a transaction for the sale of Mirataz to Dechra for an upfront payment of $43 million and royalties on worldwide sales. The acquisition comprises worldwide marketing rights, intellectual property rights, marketing authorizations and associated regulatory documentation, third party supply contracts related to raw material and manufacture of the finished product, and certain product inventory. Completion is expected before the end of June 2020, following satisfactory completion of certain deliverables. Dechra, which is based in the United Kingdom, plans to launch Mirataz in the UK and the European Union, and intends to conduct the necessary regulatory activities to achieve approvals in other key international markets. With commercial sales and marketing teams in 25 countries, and distributor relationships in an additional 68 countries, Dechra is strongly positioned to market Mirataz in the United States, Europe, and globally. Proceeds from the transaction, alongside the reduction in the company’s workforce and operations, will extend cash runway for approximately another 36 months, while maintaining a focused research engine dedicated to the development of KindredBio’s biologics pipeline.

In addition, we are overseeing a strategic review process of our KindredBio Equine subsidiary, including a potential spin-out or divestiture of assets. The KindredBio Equine asset portfolio will include Zimeta™ (dipyrone injection) for the control of pyrexia in horses, KIND-012 (dipyrone oral gel), KIND-014 for equine gastric ulcers, KIND-015 for metabolic syndrome, and anti-TNF antibody for sick newborn foals, alongside undisclosed equine product candidates.

Business Updates

In November 2019, the FDA approved Zimeta, the first and only medication, for the control of pyrexia in horses and in December 2019, Zimeta became commercially available to veterinarians in the United States through our network of national and regional distributors.

Pyrexia, or fever, is associated with a number of underlying diseases and can result in significant negative outcomes, including dehydration, laminitis, muscle wasting, weight loss, and in some cases death. Among performance horses, fever can also lead to loss of training and competition days. There are more than eight million horses in the United States, and over one million are seen by a veterinarian for fever annually.

Zimeta, which is classified as a nonsteroidal anti-inflammatory drug, targets fever centrally in the brain, where it originates. In a clinical study, Zimeta demonstrated rapid and effective fever reduction in horses with naturally occurring fever. The most common cause of fever in horses is respiratory disease, both viral and bacterial, but fever also can occur with other infections or inflammation of any body system. Zimeta is administered intravenously at 30 mg/kg once or twice daily, at 12-hour intervals, for up to three days. The overall number of doses and duration of treatment is dependent on the response observed (fever reduction). Zimeta may be re-administered based on recurrence of fever for up to three days.

In December 2019, the European Medicines Agency (EMA) granted marketing authorization of Mirataz for bodyweight gain in cats experiencing poor appetite and weight loss resulting from chronic medical conditions. Europe represents the second largest market for veterinary therapeutics internationally. Regulations restrict use of human medicine once an approved therapeutic is available. The authorization is valid in all 28-member states of the European Union, together with Iceland, Liechtenstein, and Norway.The approval of Mirataz in the European Union is based on results from both clinical and non-clinical studies.

Product Development Updates

Biologics

In August 2019, we announced positive results from our pilot efficacy study of KIND-030, a chimeric, high-affinity monoclonal antibody targeting canine parvovirus (CPV). This was a 12-dog study, of which 4 dogs were treated prophylactically and 2 dogs were treated after establishment of the infection. All treated dogs survived, compared to none in the applicable placebo group. The effect was seen in both prophylaxis setting, as well as in a treatment setting after establishment of infection. Pivotal studies for this molecule are expected to be completed in 2020. Approval is anticipated by late 2020 or early 2021.

CPV is the most significant cause of viral enteritis in dogs, especially puppies, with over 90% mortality rate if untreated.There are currently no approved or unapproved treatments for CPV.

In July 2019, we reported positive topline results from our pilot field effectiveness study of KIND-016, a fully caninized, high-affinity monoclonal antibody targeting interleukin-31, for the treatment of atopic dermatitis in dogs. The scale up process is proceeding as planned, and the pivotal effectiveness study is expected to start in the second half of 2020.

In December 2019 we announced the outcome of a positive pilot laboratory study of KIND-032, a fully caninized monoclonal antibody targeting interleukin-4 receptor, for the treatment of atopic dermatitis in dogs. In the study, 14 laboratory dogs with clinical signs consistent with atopic dermatitis were dosed with placebo or with KIND-032 at two different doses. The CADESI scores were assessed by board-certified veterinary dermatologists who were blinded to treatment assignments. The study demonstrated that KindredBio's antibody was well-tolerated. Although the study was a single-dose study designed primarily to assess safety and pharmacokinetics, evidence of positive efficacy and dose response was observed at Week 1, as measured by CADESI-04. A second pilot study to further assess efficacy and dosing is planned for 2020.

The IL-4 pathway is a key driver of the inflammation that underlies atopic dermatitis and several other allergic diseases. Unlike KIND-025, which binds to IL-4 and IL-13 circulating in blood, KIND-032 binds to the IL-4 receptor on the surface of immune cells.

The pilot effectiveness study of KIND-025, a fully caninized, high-affinity fusion protein targeting interleukin-4/13, for the treatment of atopic dermatitis in dogs, is fully enrolled. We are completing development of our PK assays and expect topline results from the study in the coming weeks. The interleukin-4 and interleukin-13 pathways are key drivers of the inflammation that underlies atopic dermatitis and other allergic diseases.

Canine atopic dermatitis (CAD) is an immune-mediated inflammatory skin condition in dogs. It is the leading reason owners take their dog to the veterinarian, and the current market size is more than $700 million annually and growing. KindredBio is pursuing a multi-pronged approach toward atopic dermatitis, with a portfolio of promising biologics.

The pilot field efficacy study of KIND-509, our anti-TNF antibody for canine inflammatory bowel disease (IBD) is underway, with completion expected to be in the first half of 2020. IBD is a chronic disease of the gastrointestinal tract and can affect dogs at any age, but is more common in middle-aged and older dogs.

The majority of canine IBD cases involve chronic states of diarrhea, vomiting, gastroenteritis, inappetence, and other symptoms, certain of which are cited as among the most frequent disorders impacting dogs. For certain dog breeds, the prevalence of diarrhea exceeds 5%. Existing treatments can have significant drawbacks, including limited diets and excessive antibiotic use, which can lead to owner frustration, lapses in treatment adherence, or poor quality of life for the affected animal.

In January 2019, we announced positive topline results from our pilot field effectiveness study of KIND-510a, a long-acting feline recombinant erythropoietin that is being developed for the management of anemia in cats. We completed our cGMP fill & finish for feline recombinant erythropoietin at our Elwood, Kansas biologics manufacturing facility in the third quarter of 2019, and the pivotal efficacy study was initiated in the fourth quarter of 2019, with enrollment ongoing.

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

KIND-511 is an anti-Tumor Necrosis Factor (“anti-TNF”) treatment for newborn foals. Sick newborn foals, defined as sepsis score ≥ 11 or positive blood culture, are challenging, and difficult to treat and result in approximately 50% mortality. We have completed a pilot field study in sick or septic foals to assess safety and efficacy of anti-TNF monoclonal antibody, with positive results. By Kaplan-Meier analysis, the difference in survival between the control and placebo groups was statistically significant (p=0.0293). We intend to continue field studies during the 2021 foaling season following discussion with the FDA regarding the pivotal study design for KIND-511. There is currently no FDA-approved therapy

Small Molecules

The pivotal field effectiveness study for KIND-012 (dipyrone oral gel) for the treatment of fever in horses has been completed with positive results. The target animal safety study is also complete, and KIND-012 was found to be well-tolerated. KIND-012, which is a proprietary oral gel, is expected to expand use of the drug and build upon the success of Zimeta. We have transferred the product to the commercial manufacturer and are in discussions with the FDA and EMA regarding the data required to show bioequivalence to the previously manufactured product. Scientific advice has also been received from the EMA on further data required on dossier requirements.

We are also developing KIND-014 for the treatment of equine gastric ulcers in horses. In May 2018, we announced positive results from its pilot field effectiveness study of KIND-014 for the treatment of gastric ulcers in horses. This study was a randomized, single-blind, placebo-controlled, dose-ranging study that enrolled 53 horses (40 horses in three KIND-014 groups with different doses and dosing schedules, 13 horses in the placebo group). The objective was to determine the effective dose of KIND-014 for the treatment of gastric ulcers in horses. At Week 3, the gastric ulcer resolution (gastric ulcer score=0) rates in all three KIND-014 groups were statistically significantly higher than the placebo group (p-values < 0.05). The pivotal field efficacy study for KIND-014 for the treatment of gastric ulcers in horses was initiated in December 2019.

In addition to the product candidates discussed above, we are in the early stages of development for multiple additional indications, including interleukin antibodies and canine checkpoint inhibitors, with the potential to attain approval for one or more products annually for several years. In all, we have over 20 programs for various indications for dogs, cats, and horses.

We have constructed a Good Manufacturing Practice, or GMP, biologics manufacturing plant in Burlingame, CA which is fully commissioned. We have proceeded to GMP manufacturing of our feline erythropoietin product candidate in January 2018. In addition, construction and commissioning of our biologics manufacturing lines in our manufacturing plant in Elwood, Kansas have been completed. The Elwood facility includes approximately 180,000 square feet with clean rooms, utility, equipment, and related quality documentation suitable for biologics and small molecule manufacturing.

We are a commercial-stage company with two products just recently approved for marketing and sale. We have incurred significant net losses since our inception. We incurred cumulative net losses of $223.1 million through December 31, 2019. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings. From our initial public offering in December 2013 through December 2018, we raised approximately $226.4 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses. On January 23, 2019, we completed a public offering of 4,847,250 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase 632,250 additional shares of our common stock, at a public offering price of $9.50 per share for total gross proceeds of approximately $46 million. Net proceeds, after deducting underwriting discounts and commissions and offering expenses were approximately $43.1 million. As of December 31, 2019, we had cash, cash equivalents and investments in available-for-sale securities of $73.5 million.

For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates and begin to commercialize them if they are approved by the Center for Veterinary Medicine branch, or CVM, of the FDA, the U.S. Department of Agriculture, or USDA, or the European Medicines Agency, or EMA. If we are required to further fund our operations, we expect to do so through public or private equity offerings, debt financings, corporate collaborations and licensing arrangements. We cannot assure you that such funds will be available on terms favorable to us, if at all. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, we may never successfully complete development of, obtain adequate patent protection for, obtain necessary regulatory approval, or achieve commercial viability for any of our biologic product candidates. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations, and we may be unable to continue as a going concern.

Financial Overview

Revenues

Our revenues consist of net sales of our two products, Mirataz and Zimeta.

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

We are currently pursuing over 10 indications. We typically use our employee and infrastructure resources across multiple development programs. We track outsourced development costs by development compound but do not allocate personnel or other internal costs related to development to specific programs or development compounds as these expenses are included in personnel costs and other internal costs.

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

As disclosed in our announced on March 16, 2020, KindredBio will transition to a partnership-focused commercialization strategy similar to the traditional human biotech commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payment, contingent milestones, and royalties on future sales. Furthermore, the divestiture of Mirataz will result in our companion animal commercial infrastructure to be substantially reduced.

Interest and Other Income, Net

Consist of interest earned on our cash, cash equivalents and short-term investments, interest expenses on our long-term loan and asset disposals.

Income Taxes

As of December 31, 2019, we had net operating loss carryforwards for federal and state income tax purposes of $194,548,000 and $113,110,000, respectively, which will begin to expire in fiscal year 2032. The Federal NOL generated after 2017 of $101,436,000 will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards. Our management concluded that, due to the uncertainty of realizing any tax benefits as of December 31, 2019, a valuation allowance was necessary to fully offset our deferred tax assets.

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

Revenue Recognition
Our revenues consist of product revenues resulting from the sale of Mirataz and Zimeta. We account for a contract with a customer when there is a legally enforceable contract between us and our customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Our customers could either be distributors who subsequently resell our products to third parties such as veterinarians, clinics or animal hospitals or the third parties themselves.

In accordance with ASC 606, we applied the following steps to recognize revenue for the sale of Mirataz and Zimeta that reflects the consideration to which we expect to be entitled to receive in exchange for the promised goods (See Note 2):

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
The fair value of each stock-based award is estimated using the Black-Scholes option-pricing model. The expected volatility is based on the historic volatility of our own stock. The expected terms of our awards have been determined utilizing the “simplified” method, since our historical experience for option grants is not relevant to our expectations for recent grants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero, based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. See Note 10 in Notes to Consolidated Financial Statements for further information.
Results of Operations
The following table summarizes the results of our operations for the periods indicated:

(In thousands, except per share amounts)	Years Ended December 31,
	2019	2018	2017

Net product revenues	$4,256	$1,966	$—

Operating costs and expenses:
Cost of product revenues	587	324	—
Research and development	28,310	26,399	17,665
General and administrative	37,926	26,499	13,988
Total operating costs and expenses	66,823	53,222	31,653

Loss from operations	(62,567)	(51,256)	(31,653)
Interest and other income, net	1,178	1,566	774
Net loss	(61,389)	(49,690)	(30,879)
Change in unrealized gains or losses on available-for-sale securities	24	20	—
Comprehensive loss	$(61,365)	$(49,670)	$(30,879)

Net loss per share attributable to common stockholders, basic and diluted	$(1.59)	$(1.60)	$(1.23)

Weighted-average number of common shares outstanding, basic and diluted	38,657	31,001	25,084

Revenues
We adopted ASC 606 in the first quarter of our fiscal year that began on January 1, 2018. This new standard replaced the previous revenue recognition guidance in U.S. GAAP. No prior period adjustments were needed as our first commercial shipments began in July 2018. Our revenues consist of product revenue resulting from the sale of Mirataz for the management of weight loss in cats and Zimeta for the treatment of fever in horses. We account for a contract with a customer when there is a legally enforceable contract between us and our customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Our revenues are measured based on the consideration specified in the contract with each customer, net of product returns, discounts and allowances.

The following table presents revenues and cost of product revenues for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017

Gross product revenues
Mirataz	$4,151	$2,027	$—
Zimeta	131	—	—
Total gross product revenues	4,282	2,027	—
Less allowance for product returns			—
Mirataz	(22)	(61)	—
Zimeta	(4)	—	—
Total allowance for product returns	(26)	(61)	—
Net product revenues			—
Mirataz	4,129	1,966	—
Zimeta	127	—	—
Total net product revenues	4,256	1,966
Cost of product revenues			—
Mirataz	(554)	(324)	—
Zimeta	(33)	—	—
Total cost of product revenues	(587)	(324)	—
Gross profit
Mirataz	3,575	1,642	—
Zimeta	94	—	—
Total gross profit	$3,669	$1,642	$—

Concentrations of credit risk

Our revenue was generated entirely from sales within the United States. Our combined sales to three large distributors, namely MWI, Covetrus, and Patterson, each accounted for more than 10% of total revenues for the year ended December 31, 2019. In total, these distributors accounted for approximately 85% of our product sales in 2019, with regional, home delivery partners, and e-commerce partners making up the remainder.

Four large distributors, namely MWI, Covetrus, Patterson and Midwest, each accounted for more than 10% of our total product sales for the year ended December 31, 2018. On a combined basis, in 2018, these distributors accounted for approximately 91% of our product sales in the United States.

Product returns

Our return policy generally allows customers to receive credit for expired products within 90 days after the product’s expiration date. We currently estimate product return liabilities of 2% for Mirtaza and 3% for Zimeta of gross revenue using probability-weighted available industry data and data provided by our distributors such as the inventories remaining in the distribution channel. Adjustments will be made in the future if actual results vary from our estimates.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at their carrying values, net of any allowances for doubtful accounts. Accounts receivable consist primarily of amounts due from distributors, for which collection is probable based on the customer's intent and ability to pay. Receivables are evaluated for collection probability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. We have no allowance for doubtful accounts as of December 31, 2019 as our analysis did not uncover any collection risks.

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

Research and development expense was as follows for the periods indicated:

(In thousands except percentages)	Years Ended December 31,			Annual percent change
	2019	2018	2017	2019/2018	2018/2017
Payroll and related	$12,646	$10,204	$6,517	24%	57%
Consulting	2,406	2,360	1,669	2%	41%
Field trial costs, including materials	4,015	3,915	3,675	3%	7%
Biologics development and supplies	2,526	3,890	1,418	(35)%	174%
Stock-based compensation	1,848	1,746	1,650	6%	6%
Other	4,869	4,284	2,736	14%	57%
	$28,310	$26,399	$17,665	7%	49%

During the year ended December 31, 2019, research and development expense related primarily to advancing the development of KIND-014, KIND-012, CAD programs (KIND-016, 025 and 032), KIND-510a and other early stage programs. In addition, we have increased the headcount of our in-house team to focus on the GMP manufacturing process for our potential biologic candidates.

Research and development expenses for the year ended December 31, 2019 increased by 7% to $28.3 million compared with $26.4 million for the same period in 2018. Payroll and related expenses increased by $2.4 million due to increase in headcount as we advance our biologics development and manufacturing programs. Higher regulatory and research fees, consulting, depreciation, rent as a result of expanded lab spaces and other facility costs also contributed to the increase in expenses, offset by lower non-GMP production and testing expenses. Outsourced research and development expense related to KIND-014, KIND-012, CAD programs, KIND-510a and other product development programs for the year ended December 31, 2019 were $1.7 million, $0.6 million, $0.5 million, $0.4 million and $1.3 million, respectively.

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

We expect research and development expense to increase for the foreseeable future as we continue to further develop our biologics programs. In addition, we expect biologics manufacturing expenses to increase due to the manufacture of KIND-016 and KIND-030 antibodies for our pivotal field studies. Due to the inherently unpredictable nature of our development, we cannot reasonably estimate or predict the nature, specific timing or estimated costs of the efforts that will be necessary to complete the development of our product candidates.

Selling, General and Administrative Expense
The composition of general and administrative expense was as follows for the periods indicated:

(In thousands except percentages)	Years Ended December 31,			Annual percent change
	2019	2018	2017	2019/2018	2018/2017
Payroll and related	$15,385	$9,498	$4,391	62%	116%
Consulting, professional and legal fees	3,523	3,561	2,011	(1)%	77%
Stock-based compensation	5,509	4,531	3,557	22%	27%
Corporate and marketing expenses	5,022	4,420	2,084	14%	112%
Other	8,487	4,489	1,945	89%	131%
	$37,926	$26,499	$13,988	43%	89%

Selling, general and administrative expenses for the year ended December 31, 2019 increased by 43% to $37.9 million compared with $26.5 million for the same period in 2018. Headcount increase was due to the expansion of our commercial organization and administrative personnel to support the company's growth. Sales and marketing expenses account for a big component of the increase. Higher stock-based compensation expense also contributed to the increase.

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

We expect selling, general and administrative expense to decrease going forward as we transition to a partnership-focused commercialization strategy whereby pipeline assets are out-licensed to larger commercial partners that can maximize product opportunity in return for upfront payment, contingent milestones, and royalties on future sales. Furthermore, the divestiture of Mirataz will result in our companion animal commercial infrastructure to be substantially reduced.
Interest and Other Income, Net

(In thousands)	Years Ended December 31,
	2019	2018	2017
Interest and other income, net	$1,178	$1,566	$774
The decrease of approximately $388,000 in 2019 compared to 2018 was mainly caused by the borrowing on a loan, which incurred approximately $461,000 of interest expenses. In addition, the change was further impacted by disposals of fixed assets, which was $212,000 and offset by an increase in interest income of $339,000, which resulted from our investments. The $792,000 increase in 2018 compared to 2017 was due to higher interest income from higher cash balances as a result of the completion of our ATM financings and follow-on public offerings of common stock in 2018 and 2017.

Liquidity and Capital Resources
We have incurred losses and negative cash flows from operations since our inception in September 2012. We incurred net losses of $61.4 million, $49.7 million and $30.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. These losses have resulted primarily from costs incurred in research and development activities and selling, general and administrative costs associated with our operations. As of December 31, 2019, we had an accumulated deficit of $223.1 million.
From our initial public offering in December 2013 through December 2018, we raised approximately $226.4 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses. In

January 2019, we completed a public offering of 4,847,250 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase 632,250 additional shares of the Company’s common stock, at a public offering price of $9.50 per share for total gross proceeds of approximately $46.0 million. Net proceeds, after deducting underwriting discounts and commissions and offering expenses were approximately $43.1 million. As of December 31, 2019, we had cash, cash equivalents and investments in available-for-sale securities of approximately $73.5 million, and including the $43 million from divestiture of our Mirataz asset, we believe are sufficient to fund our planned operations for approximately 36 months.
Cash Flows
The following table shows a summary of our cash flows for the periods set forth below:

(In thousands)	Years Ended December 31,
	2019	2018	2017
Cash flows used in operating activities	$(56,342)	$(45,035)	$(21,878)
Cash flows provided by (used in) investing activities	$(47,816)	$16,604	$(2,668)
Cash flows provided by financing activities	$63,842	$49,920	$52,672
Net cash used in operating activities
During the year ended December 31, 2019, net cash used in operating activities was $56,342,000. Our net loss of $61,389,000 included non-cash charges primarily in the form of share-based compensation of $7,357,000, depreciation expense of $2,539,000, amortization of the debt discount of long-term loan of $84,000, shares issued for consulting services of $61,000 and loss on disposal of property and equipment of $212,000, partially offset by discounts and amortization of premiums on investments of $513,000. The non-cash charges were partly impacted by changes in operating assets and liabilities that resulted in approximately $4,693,000 of cash used in operating activities.

During the year ended December 31, 2018, net cash used in operating activities was $45,035,000. Our net loss of $49,690,000 included non-cash charges primarily in the form of share-based compensation of $6,277,000, depreciation expense of $805,000 and loss on disposal of property and equipment of $34,000, partially offset by discounts and amortization of premiums on investments of $179,000. The non-cash charges were partly impacted by changes in operating assets and liabilities that resulted in approximately $2,282,000 of cash provided by operating activities.

During the year ended December 31, 2017, net cash used in operating activities was $21,878,000. Our net loss of $30,879,000 included non-cash charges primarily in the form of share-based compensation of $5,207,000, depreciation expense of $475,000, loss on disposal of property and equipment of $27,000 and accretion of discounts and amortization of premiums on investments of $162,000. The non-cash charges were partly offset by changes in operating assets and liabilities that resulted in $3,130,000 of cash used in operating activities.

Net cash provided by (used in) investing activities
During the year ended December 31, 2019, net cash used in investing activities was $47,816,000, which resulted from $39,393,000 related to the purchases of investments, net of proceeds of sales and maturities of investments, further impacted by $9,725,000 in purchases of property and equipment, of which $1,297,000 is included in accounts payable and accrued liabilities at December 31, 2019 , also positively affected by sale of equipment of $5,000.

During the year ended December 31, 2018, net cash provided in investing activities was $16,604,000, which resulted from $30,275,000 related to the proceeds of sales and maturities of investments, net of purchases of investments, offset by $20,124,000 in purchases of property and equipment, of which $6,205,000 is included in accounts payable and accrued liabilities at December 31, 2018, also positively affected by sale of equipment of $248,000.

During the year ended December 31, 2017, net cash used by investing activities was $2,668,000, which resulted from $3,252,000 related to the maturities of investments, net of purchases of investments, partially offset by $6,186,000 in purchases of property and equipment, of which $266,000 is included in accounts payable and accrued liabilities at December 31, 2017.

Net cash provided by financing activities
During the year ended December 31, 2019, net cash provided by financing activities consisted of approximately $43,125,000 in net proceeds from the sale of common stock through a follow-on public offering,  net proceeds of $19,181,000 from a loan agreement and approximately $2,029,000 from the exercise of stock options and purchase of ESPP shares, offset by payment of $493,000 related to restricted stock awards tax liability on net settlement.

During the year ended December 31, 2018, net cash provided by financing activities consisted of approximately $49,180,000 in net proceeds from the sale of common stock through an ATM and follow-on public offering, and approximately $987,000 from the exercise of stock options and purchase of ESPP shares, offset by payment of $247,000 related to restricted stock awards tax liability on net settlement.

During the year ended December 31, 2017, net cash provided by net cash provided by financing activities consisted of approximately $52,160,000 in net proceeds from the sale of common stock through an ATM and follow-on public offering, and approximately $512,000 from stock option exercises and purchase of ESPP shares.

Future Funding Requirements
We anticipate that we will continue to incur losses for the next several years due to expenses relating to:

•	pivotal trials of our product candidates;

•	toxicology studies for our product candidates; and

•	biologics manufacturing.

We believe our existing cash, cash equivalents and investments in available-for-sale securities will be sufficient to fund our operating plan for approximately 36 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching and developing our current or future product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;

•	the number and characteristics of the product candidates we pursue;

•	the cost of manufacturing our current and future product candidates and any products we successfully out-license, including cost of building internal biologics manufacturing capacity;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing current and future patents, including litigation costs and the outcome of any such litigation.

Contractual Obligations

We have non-cancelable operating leases for two office spaces and expanded laboratory space under which we are obligated to make minimum lease payments totaling $3.8 million through May 2025, the timing of which is described in more detail in the notes to the consolidated financial statements. In addition, we have four operating leases for equipment under which we are obligated to make minimum lease payments totaling $39,000 through 2023.

Off-Balance Sheet Arrangements
Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.
Recently Issued Accounting Pronouncements
In February 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)", requiring organizations that lease assets—referred to as “lessees”—to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The ASU on leases took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We adopted this new standard on January 1, 2019, using the alternative modified transition method, that means using a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. Upon adoption, on January 1, 2019, we recorded a $1,941,000 increase in operating lease right-of-use assets, a $69,000 decrease in other current assets, a $115,000 decrease in other liabilities and a $1,985,000 increase in operating lease obligations. There was no cumulative-effect adjustment needed on January 1, 2019. The new standard provides a number of optional practical expedients in transition. We elected the following "package of practical expedients" when assessing the transition impact as the lessee as of January 1, 2019: (1) not to reassess whether any expired or existing contracts, contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet as we recognize lease expense for these leases on a straight-line basis over the lease term. The major impact for KindredBio was the balance sheet recognition of right-of-use ("ROU") assets and lease liabilities for operating leases as a lessee. We determine if an agreement contains a lease at inception. For agreements where we are the lessee, operating lease are included in operating lease right-of-use assets, current portion of operating lease liabilities and long-term portion operating lease liabilities on the condensed consolidated balance sheet as of December 31, 2019. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentive received. We use our own incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as our leases generally do not provide an implicit rate. Lease terms don't include options to extend or terminate when we are reasonably certain that the option will not be exercised. Lease expense is recognized on a straight-line basis over the lease term.

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

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The amendments of this update simplify the accounting for income taxes by removing several exceptions. One of the exceptions may affect our company is the following: exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items (say, other comprehensive income). It applies to all reporting entities within the scope of the affected accounting guidance. It will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

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

We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market price risk on our short-term investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of December 31, 2019, our cash equivalents, short-term and long-term investments are invested in money market funds, U.S. treasury bills, U.S. treasury bonds, U.S. government agencies, commercial paper and high-grade corporate notes. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by an independent registered public accounting firm, as stated in their attestation report, which is included in their annual report under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2020 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2020 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2020 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2020 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2020 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Our financial statements and related notes thereto are listed and included in this Annual Report on Form 10-K beginning on page F-1. The following exhibits are filed with, or are incorporated by reference into, this Annual Report:

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement dated as of March 16, 2020 between Kindred Biosciences, Inc. and Dechra Limited (Schedules and exhibits to the Asset Purchase Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K but will be furnished to the Securities and Exchange Commission upon its request.) (26)

3.1	Amended and Restated Certificate of Incorporation of Kindred Biosciences, Inc.(1)
3.2	Amended and Restated Bylaws of Kindred Biosciences, Inc.(1)
3.3	Certificate of Designations of Series A Preferred Stock of Kindred Biosciences, Inc. (12)
4.1	Specimen Common Stock Certificate of Kindred Biosciences, Inc. (2)
4.2	Rights Agreement between Kindred Biosciences, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent dated May 19, 2017 (12)
4.3	Description of the Securities of Kindred Biosciences, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1	Kindred Biosciences, Inc. 2012 Equity Incentive Plan †(3)
10.2	Form of Stock Option Agreement under 2012 Equity Incentive Plan †(8)
10.3	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan †(5)
10.4	Kindred Biosciences, Inc. 2014 Employee Stock Purchase Plan †(7)
10.5	Kindred Biosciences, Inc. 2016 Equity Incentive Plan †(10)
10.6	Form of Stock Option Agreement under 2016 Equity Incentive Plan †(11)
10.7	Form of Restricted Stock Award Agreement under 2016 Equity Incentive Plan† (16)
10.8	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan† (17)
10.9	Employment Agreement dated September 1, 2013 between Kindred Biosciences, Inc. and Richard Chin, M.D. †(3)
10.10	Amendment No. 2, dated November 11, 2013, to Employment Agreement between Kindred Biosciences, Inc. and Richard Chin, M.D. †(4)
10.11	Employment Agreement dated June 20, 2013 between Kindred Biosciences, Inc. and Denise Bevers (4)
10.12	Amendment No. 1 dated November 11, 2013 to Employment Agreement between Kindred Biosciences, Inc. and Denise Bevers †(4)
10.13	Amendment No. 2 dated June 4, 2015 to Employment Agreement between Kindred Biosciences, Inc. and Denise Bevers †(9)
10.14	Amendment No. 3 dated May 19, 2017 to Employment Agreement between Kindred Biosciences, Inc. and Denise Bevers †(12)
10.15	Employment Agreement dated July 24, 2017 between Kindred Biosciences, Inc. and Wendy Wee †(14)

Exhibit No.	Description
10.16	Form of Indemnification Agreement between Kindred Biosciences, Inc. and each of its directors and executive officers †(4)
10.17	Office Lease Agreement by and between Kindred Biosciences, Inc. and Oritz Corporation dated May 27, 2014 (6)
10.18	Office Lease Addendum by and between Kindred Biosciences, Inc. and Oritz Corporation dated April 6, 2017 (17)
10.19	Office Lease Second Addendum by and between Kindred Biosciences, Inc. and Oritz Corporation dated June 27, 2017 (17)
10.20	Commercial Manufacture and Supply Agreement by and between Kindred Biosciences, Inc. and Corden Pharma S.p.A dated June 21, 2017. (13)
10.21	Purchase Agreement by and between Kindred Biosciences, Inc. and Strategic Veterinary Pharmaceuticals, Inc. dated June 21, 2017. (13)
10.22	Commercial Manufacture and Supply Agreement by and between Kindred Biosciences, Inc. and DPT Laboratories, Ltd. dated November 6, 2017. (15)
10.23	Kindred Biosciences, Inc. 2018 Equity Incentive Plan †(18)
10.24	Amendment to Kindred Biosciences, Inc. 2014 Employee Stock Purchase Plan †(19)
10.25	Standard Form of Agreement Between Owner and Design-Builder dated March 29, 2018, between Kindred Biosciences, Inc. and CRB Builders, LLC (20)
10.26	Amended and Restated Executive Employment Agreement by and between Kindred Biosciences, Inc. and Richard Chin dated May 22, 2018 †(21)
10.27	Amended and Restated Executive Employment Agreement by and between Kindred Biosciences, Inc. and Denise Bevers dated May 22, 2018 †(21)
10.28	Amended and Restated Executive Employment Agreement by and between Kindred Biosciences, Inc. and Wendy Wee dated May 22, 2018 †(21)
10.29	Amended and Restated Executive Employment Agreement by and between Kindred Biosciences, Inc. and Hangjun Zhan dated May 22, 2018 †(21)
10.30	Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity Incentive Plan † (22)
10.31	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2018 Equity Incentive Plan † (22)
10.32	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under 2018 Equity Incentive Plan † (22)
10.33	Strategic Supply Agreement between Kindred Biosciences, Inc. and Pall Corporation dated June 26, 2018 (23)
10.34	Kindred Biosciences, Inc. 2016 Equity Plan Equity Awards Agreement Amendment Form †(23)
10.35	Kindred Biosciences, Inc. 2016 Equity Plan Option Agreement Amendment Form †(23)
10.36	Amendment No. 1 to Amended and Restated Executive Employment Agreement by and between Kindred Biosciences, Inc. and Denise Bevers dated October 19, 2018 †(24)
10.37	Loan and Security Agreement, dated as of September 30, 2019, by and among Kindred Biosciences, Inc., Solar Capital Ltd., as collateral agent and lender, and the other lenders named therein (25)
10.38
First Amendment to Loan and Security Agreement dated as of March 16, 2020 among Kindred Biosciences, Inc., KindredBio Equine, Inc., Centaur Biopharmaceutical Services, Inc., Solar Capital, Ltd., as collateral agent and lender, and the other lenders named therein (27)

21.1	Subsidiaries of the registrant*
23.1	Consent of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm*

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Iinline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Annual Report on Form 10-K.

†	Indicates a management contract or compensatory plan or arrangement.

(1)	Previously filed on December 17, 2013 as an exhibit to Registrant’s Report on Form 8-K and incorporated herein by reference.

(2)	Previously filed on December 2, 2013 as an exhibit to Registrant’s Amendment No. 4 to Registration Statement on Form S‑1 (File No. 333‑192242) and incorporated herein by reference.

(3)	Previously filed on November 8, 2013 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-192242) and incorporated herein by reference.

(4)	Previously filed on November 13, 2013 as an exhibit to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-192242) and incorporated herein by reference.
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
(23) Previously filed on August 9, 2018 as an exhibit to Registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.
(24) Previously filed on November 7, 2018 as an exhibit to Registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(25)	Previously filed on October 2, 2019 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.
(26) Previously filed on March 16, 2020 as Exhibit 2.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference.
(27) Previously filed on March 16, 2020 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDRED BIOSCIENCES, INC.

Date: March 16, 2020	By:	/s/ Wendy Wee
Wendy Wee
Chief Financial Officer and Principal Financial and Accounting Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Chin	Chief Executive Officer and Director	March 16, 2020
Richard Chin, M.D.	(Principal Executive Officer)

/s/ Wendy Wee	Chief Financial Officer	March 16, 2020
Wendy Wee	(Principal Financial and Accounting Officer)

/s/ Denise Bevers	President, Chief Operating Officer and Director	March 16, 2020
Denise Bevers

/s/ Ernest Mario	Director	March 16, 2020
Ernest Mario, Ph.D.

/s/ Joseph McCracken	Director	March 16, 2020
Joseph McCracken, DVM

/s/ Herbert Montgomery	Director	March 16, 2020
Herbert Montgomery

/s/ Raymond Townsend	Director	March 16, 2020
Raymond Townsend, Pharm.D.

/s/ Ervin Veszprémi	Director	March 16, 2020
Ervin Veszprémi

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kindred Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kindred Biosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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
March 16, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kindred Biosciences, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Kindred Biosciences, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”), and our report dated March 16, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
March 16, 2020

Kindred Biosciences, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$15,986	$56,302
Short-term investments	55,723	17,630
Accounts receivable	923	903
Inventories	4,218	3,570
Prepaid expenses and other	2,495	1,664
Total current assets	79,345	80,069
Property and equipment, net	29,777	26,343
Long-term investments	1,837	—
Operating lease right-of-use assets	3,001	—
Other assets	64	70
Total assets	$114,024	$106,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,256	$3,576
Accrued compensation	4,193	3,436
Accrued liabilities	4,131	8,169
Current portion of operating lease liabilities	644	—
Total current liabilities	10,224	15,181
Long-term liability
Long-term operating lease liabilities	2,614	—
Long-term deferred rent	—	94
Long-term loan payable, net of debt discount	19,265	—
Total liabilities	32,103	15,275

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock; $0.0001 par value; 100,000,000 shares authorized; 39,203,533 shares and 33,948,254 shares issued and outstanding at December 31, 2019 and 2018, respectively	4	3
Additional paid-in capital	304,963	252,885
Accumulated other comprehensive gain (loss)	13	(11)
Accumulated deficit	(223,059)	(161,670)
Total stockholders’ equity	81,921	91,207
Total liabilities and stockholders’ equity	$114,024	$106,482

The accompanying notes are integral part of these consolidated financial statements.

Kindred Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Net product revenues	$4,256	$1,966	$—

Operating costs and expenses:
Cost of product revenues	587	324	—
Research and development	28,310	26,399	17,665
General and administrative	37,926	26,499	13,988
Total operating costs and expenses	66,823	53,222	31,653

Loss from operations	(62,567)	(51,256)	(31,653)
Interest and other income, net	1,178	1,566	774
Net loss	(61,389)	(49,690)	(30,879)
Change in unrealized gains on available-for-sale securities	24	20	—
Comprehensive loss	$(61,365)	$(49,670)	$(30,879)

Net loss per share, basic and diluted	$(1.59)	$(1.60)	$(1.23)

Weighted-average number of common shares outstanding, basic and diluted	38,657	31,001	25,084

The accompanying notes are integral part of these consolidated financial statements.

Kindred Biosciences, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2016	19,916	$2	$138,810	$(31)	$(81,101)	$57,680
Comprehensive loss
Net loss	—	—	—	—	(30,879)	(30,879)
Change in unrealized losses on available-for-sale securities	—	—	—	—	—	—
Total comprehensive loss						(30,879)
Restricted stock awards, unvested	250	—	—	—	—	—
Stock-based compensation	—	—	5,207	—	—	5,207
Exercise of common stock options	157	—	311	—	—	311
At-the-Market issuance of common stock, net of $1,038 of issuance costs	4,502	1	28,961	—	—	28,962
Public offering of common stock, net of $1,657 of offering costs	3,314	—	23,198	—	—	23,198
Common stock issued under ESPP	44	—	201	—	—	201
Balance at December 31, 2017	28,183	3	196,688	(31)	(111,980)	84,680
Comprehensive loss
Net loss	—	—	—	—	(49,690)	(49,690)
Change in unrealized gains on available for sale securities	—	—	—	20	—	20
Total comprehensive loss						(49,670)
Shares withheld related to net share settlement of equity awards	(27)	—	(247)	—	—	(247)
Stock-based compensation	—	—	6,277	—	—	6,277
Exercise of common stock options	231	—	635	—	—	635
At-the-Market issuance of common stock, net of $145 of issuance costs	188	—	1,758	—	—	1,758
Public offering of common stock, net of $3,178 of offering costs	5,326	—	47,422	—	—	47,422
Common stock issued under ESPP	47	—	352	—	—	352
Balance at December 31, 2018	33,948	3	252,885	(11)	(161,670)	91,207
Comprehensive loss
Net loss	—	—	—	—	(61,389)	(61,389)
Change in unrealized gains on available for sale securities	—	—	—	24	—	24
Total comprehensive loss						(61,365)
Shares withheld related to net share settlement of equity awards	(21)	—	(214)	—	—	(214)
RSU Issuance of shares when vested	51	—	(279)	—	—	(279)
Stock-based compensation	—	—	7,357	—	—	7,357
Shares issued for consulting services	8	—	61	—	—	61
Exercise of common stock options	306	—	1,591	—	—	1,591
Public offering of common stock, net of $2,924 of offering costs	4,847	1	43,124	—	—	43,125
Common stock issued under ESPP	65	—	438	—	—	438
Balance at December 31, 2019	39,204	$4	$304,963	$13	$(223,059)	$81,921

The accompanying notes are integral part of these consolidated financial statements.

Kindred Biosciences, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net loss	$(61,389)	$(49,690)	$(30,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,357	6,277	5,207
Shares issued for consulting services	61	—	—
Depreciation and amortization expense	2,539	805	475
Loss on disposal of property and equipment	212	34	27
Amortization of (discount) premium on marketable securities	(513)	(179)	162
Amortization of debt discount of long-term loan	84	—	—
Changes in operating assets and liabilities:
Accounts receivable	(20)	(903)	—
Inventories	(648)	(3,570)	—
Prepaid expenses and other	(825)	(867)	485
Other assets	—	(21)	(3)
Accounts payable	1,838	277	1,280
Accrued liabilities and accrued compensation	(5,038)	2,802	1,368
Net cash used in operating activities	(56,342)	(45,035)	(21,878)

Cash Flows from Investing Activities
Purchases of investments	(125,020)	(25,100)	(70,110)
Sales of investments	2,999	800	4,897
Maturities of investments	82,628	54,575	68,465
Purchases of property and equipment	(8,428)	(13,919)	(5,920)
Proceeds from sale of property and equipment	5	248	—
Net cash provided by (used in) investing activities	(47,816)	16,604	(2,668)

Cash Flows from Financing Activities
Exercise of stock options and purchase of ESPP shares	2,029	987	512
Proceeds from loan payable, net of issuance costs	19,181	—	—
Payment of restricted stock awards tax liability on net settlement	(493)	(247)	—
Net proceeds from sales of common stock	43,125	49,180	52,160
Net cash provided by financing activities	63,842	49,920	52,672
Net change in cash and cash equivalents	(40,316)	21,489	28,126
Cash and cash equivalents at beginning of year	56,302	34,813	6,687
Cash and cash equivalents at end of year	$15,986	$56,302	$34,813

Supplemental disclosure of non-cash financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,297	$6,205	$266

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
Liquidity
We have incurred losses and negative cash flows from operations and had an accumulated deficit of $223.1 million as of December 31, 2019. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and commercialize approved products. We might require additional capital until such time as we can generate operating revenues in excess of operating expenses. To date, we have been funded primarily through sales of convertible preferred stock and sales of our common stock. From our initial public offering in December 2013 through December 2018, we raised approximately $226.4 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses. In January 2019, we completed a public offering of 4,847,250 shares of common stock, which includes the exercise in full by the underwriters' option to purchase 632,250 additional shares of common stock, at a public offering price of $9.50 per share for total gross proceeds of approximately $46.0 million. Net proceeds, after deducting underwriting discounts and commissions and offering expenses were approximately $43.1 million. As of December 31, 2019, we believe our cash, cash equivalents and investments in available-for-sale securities of approximately $73.5 million, along with the $43.0 million from the divestiture of Mirataz, are sufficient to fund our planned operations for approximately the next 36 months.
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

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.
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

Borrowings

On September 30, 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Solar Capital Ltd., as collateral agent and lender, and the other lenders named in the Loan Agreement (Solar Capital Ltd. and the other lenders collectively, the “Lenders”). The Lenders have agreed to make available to KindredBio an aggregate principal amount of up to $50.0 million under the Loan Agreement. We plan to use the loan proceeds to support the development and commercialization of our products and product candidates as well as for working capital and general corporate purposes. The Loan Agreement provides for a term loan commitment of $50.0 million in three tranches: (1) a $20.0 million term A loan that was funded on September 30, 2019; (2) a $15.0 million term B loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, no later than December 31, 2020; and (3) a $15.0

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

million term C loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, on or before June 30, 2021. Each term loan has a maturity date of September 30, 2024. Each term loan bears interest at a floating per annum rate equal to the one-month LIBOR rate (with a floor of 2.17%) plus 6.75%. We are permitted to make interest-only payments on each term loan through October 31, 2021. The interest-only period can be extended by six months upon our satisfaction of the minimum liquidity requirements described in the Loan Agreement. See Note 6. Based on the borrowing rates currently available for loans with similar terms, we believe the fair value of long-term debt approximates its carrying value.

Concentration of Credit Risk and of Significant Suppliers and Customers
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and investments. From time to time, we maintain cash and cash equivalent balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation ("SIPC"). Primarily all of our cash, cash equivalents and investments at December 31, 2019 were in excess of amounts insured by the FDIC and SIPC. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
We are also dependent on a combination of national and regional distributors for our product sales of Mirataz and Zimeta. See Note 3.

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

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

includes market prices obtained from a variety of industrial standard data providers (e.g. Bloomberg), security master files from large financial institutions, and other third-party sources.

The carrying amount of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturities of these financial instruments. Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis. (see Note 4). Based on the borrowing rates currently available for loans with similar terms, we believe the fair value of long-term debt approximates its carrying value.

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

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

recorded any impairment losses on long-lived assets.
Revenue Recognition
We adopted ASC Topic 606 (“ASC 606”), "Revenue from Contracts with Customers" in the first quarter of our fiscal year that began on January 1, 2018. This new standard replaced the previous revenue recognition guidance in U.S. GAAP. No prior period adjustments were needed as our first commercial shipments began in July 2018. Our revenue consists of product revenue resulting from the sale of Mirataz and Zimeta. We account for a contract with a customer when there is a legally enforceable contract between us and our customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Our customers could either be distributors who subsequently resell our products to third parties such as veterinarians, clinics or animal hospitals or the third parties themselves.

We use contract manufacturers to produce Mirataz and Zimeta, and a third-party logistics vendor to process and fulfill orders. We concluded we are the principal in our sales because we control access to services rendered by both vendors and direct their activities. We have no significant obligations to distributors to generate pull-through sales.

In accordance with ASC 606, we applied the following steps to recognize revenue for the sale of Mirataz and Zimeta that reflects the consideration to which we expect to be entitled to receive in exchange for the promised goods:

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

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

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

Inventories

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

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
Stock-Based Compensation
Our stock-based compensation plan (see Note 10) provides for the grant of stock options, restricted common stock, restricted stock units and stock appreciation rights. The estimated fair values of employee stock option grants are determined as of the date of grant using the Black-Scholes option pricing model. This method incorporates the fair value of our common stock at the date of each grant and various assumptions such as the risk-free interest rate, expected volatility based on historic volatility of Kindred Biosciences own stock prices, and expected dividend yield, and expected term of the options. The estimated fair values of restricted stock awards are determined based on the fair value of our common stock on the date of grant. The estimated fair values of stock-based awards, including the effect of estimated forfeitures, are expensed over the requisite service period, which is generally the awards’ vesting period. We classify stock-based compensation expense in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified.
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

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

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
Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares, including potential dilutive shares of common stock assuming the dilutive effect of potentially dilutive securities. For periods in which we have reported a net loss, diluted net loss per common share is the same as basic net loss per common share, since the impact of the potentially dilutive securities would be anti-dilutive to the calculation of net loss per common share (see Note 14).
Recently Issued Accounting Pronouncements
In February 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)", requiring organizations that lease assets—referred to as “lessees”—to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The ASU on leases took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We adopted this new standard on January 1, 2019, using the alternative modified transition method, that means using a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. Upon adoption, on January 1, 2019, we

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

recorded a $1,941,000 increase in operating lease right-of-use assets, a $69,000 decrease in other current assets, a $115,000 decrease in other liabilities and a $1,985,000 increase in operating lease obligations. There was no cumulative-effect adjustment needed on January 1, 2019. The new standard provides a number of optional practical expedients in transition. We elected the following "package of practical expedients" when assessing the transition impact as the lessee as of January 1, 2019: (1) not to reassess whether any expired or existing contracts, contain leases; (2) not to reassess the lease classification for any expired or existing leases; and (3) not to reassess initial direct costs for any existing leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet as we recognize lease expense for these leases on a straight-line basis over the lease term. The major impact for KindredBio was the balance sheet recognition of right-of-use ("ROU") assets and lease liabilities for operating leases as a lessee. We determine if an agreement contains a lease at inception. For agreements where we are the lessee, operating lease are included in operating lease right-of-use assets, current portion of operating lease liabilities and long-term portion operating lease liabilities on the condensed consolidated balance sheet as of December 31, 2019. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentive received. We use our own incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as our leases generally do not provide an implicit rate. Lease terms don't include options to extend or terminate when we are reasonably certain that the option will not be exercised. Lease expense is recognized on a straight-line basis over the lease term.

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

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The amendments of this update simplify the accounting for income taxes by removing several exceptions. One of the exceptions may affect our company is the following: exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (say, other comprehensive income). It applies to all reporting entities within the scope of the affected accounting guidance. It will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

We do not believe there are any other recently issued standards not yet effective that will have a material impact on our consolidated financial statements when the standards become effective.

3. Revenues and Cost of Product Revenues

We adopted ASC 606 in the first quarter of our fiscal year that began on January 1, 2018. This new standard replaced the previous revenue recognition guidance in U.S. GAAP. No prior period adjustments were needed as our first commercial shipments began in July 2018. Our revenues consist of product revenue resulting from the sale of Mirataz for the management of weight loss in cats and Zimeta for the treatment of fever in horses. We account for a contract with a customer when there is a legally enforceable contract between us and our customer, the rights of the parties are identified, the contract has commercial substance, and

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

collectability of the contract consideration is probable. Our revenues are measured based on the consideration specified in the contract with each customer, net of product returns, discounts and allowances.

The following table presents revenues and cost of product revenues for the year ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017

Gross product revenues
Mirataz	$4,151	$2,027	$—
Zimeta	131	—	—
Total gross product revenues	4,282	2,027	—
Less allowance for product returns
Mirataz	(22)	(61)	—
Zimeta	(4)	—	—
Total allowance for product returns	(26)	(61)	—
Net product revenues
Mirataz	4,129	1,966	—
Zimeta	127	—	—
Total net product revenues	4,256	1,966	—
Cost of product revenues
Mirataz	(554)	(324)	—
Zimeta	(33)	—	—
Total cost of product revenues	(587)	(324)	—
Gross Profit
Mirataz	3,575	1,642	—
Zimeta	94	—	—
Total gross profit	$3,669	$1,642	$—

Concentrations of credit risk

Our revenue was generated entirely from sales within the United States. Our product sales to three large distributors, namely Henry Schein (now Covetrus), MWI and Patterson each accounted for more than 10% of total revenues for the year ended December 31, 2019. On a combined basis, in 2019, these distributors accounted for approximately 85% of our product sales in the United States.

Our product sales to four large distributors, namely MWI, Henry Schein (now Covetrus), Patterson and Midwest each accounted for more than 10% of total revenues for the year ended December 31, 2018. On a combined basis, in 2018, these distributors accounted for approximately 91% of our product sales in the United States.

Product returns

Our return policy generally allows customers to receive credit for expired products within 90 days after the product’s expiration date. We currently estimate product return liabilities of 2% for Mirataz and 3% for Zimeta of gross revenue using probability-weighted available industry data and data provided by our

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

distributors such as the inventories remaining in the distribution channel. Adjustments will be made in the future if actual results vary from our estimates.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at their carrying values, net of any allowances for doubtful accounts. Accounts receivable consist primarily of amounts due from distributors, for which collection is probable based on the customer's intent and ability to pay. Receivables are evaluated for collection probability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. We have no allowance for doubtful accounts as of December 31, 2019 and 2018, as our analysis did not uncover any collection risks.

4. Fair Value Measurements

We measure certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. The fair value of these financial assets was determined based on a three-tier fair value hierarchy as described in Note 2, which prioritizes the inputs used in measuring fair value.

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2019 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

(In thousands)	Fair Value Measurements as of December 31, 2019
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,592	$1,592	$—	$—
Commercial paper	13,580	—	13,580	—
Short-term investments:
U.S. treasury bills	8,524	8,524	—	—
Commercial paper	25,573	—	25,573	—
U.S. government agency notes	11,461	—	11,461	—
Corporate notes	10,165	—	10,165	—
Long-term investments:
US Government agency notes	801	—	801	—
Corporate notes	1,036	—	1,036	—
Total	$72,732	$10,116	$62,616	$—

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2018 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

(In thousands)	Fair Value Measurements as of December 31, 2018
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,276	$1,276	$—	$—
U.S. treasury bills	500	500	—	—
Commercial paper	45,332	—	45,332	—
U.S. treasury bonds and notes	7,949	—	7,949	—
Short-term investments:				—
Commercial paper	5,353	—	5,353	—
Corporate notes	12,277	—	12,277	—
Total	$72,687	$1,776	$70,911	$—

There were no other transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2019 and 2018.

At December 31, 2019 and 2018, we did not have any financial liabilities which were measured at fair value on a recurring basis.

5. Investments

The following tables summarize our investments in available-for-sale securities by significant investment category reported as short-term or long-term investments as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$8,517	$7	$—	$8,524
Commercial paper	25,576	3	(6)	25,573
U.S. government agency notes	11,460	2	(1)	11,461
Corporate notes	10,157	8	—	10,165
	55,710	20	(7)	55,723
Long-term investments:
U.S. government agency notes	801	—	—	801
Corporate notes	1,036	—	—	1,036
	1,837	—	—	1,837
Total available-for-sale investments	$57,547	$20	$(7)	$57,560

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$5,353	$—	$—	$5,353
Corporate notes	12,288	—	(11)	12,277
Total available-for-sale investments	$17,641	$—	$(11)	$17,630

The following table summarizes the contractual maturities of our available-for-sale securities at December 31, 2019 (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$55,710	$55,723
Mature in one year or more	$1,837	$1,837

6. Borrowings

On September 30, 2019, we entered into the Loan Agreement with the Lenders. The Lenders have agreed to make available to KindredBio an aggregate principal amount of up to $50.0 million under the Loan Agreement. We plan to use the loan proceeds to support the development and commercialization of our products and product candidates as well as for working capital and general corporate purposes.The Loan Agreement provides for a term loan commitment of $50.0 million in three tranches: (1) a $20.0 million term A loan that was funded on September 30, 2019; (2) a $15.0 million term B loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, no later than December 31, 2020; and (3) a $15.0 million term C loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, on or before June 30, 2021. Each term loan has a maturity date of September 30, 2024. Each term loan bears interest at a floating per annum rate equal to the one-month LIBOR rate (with a floor of 2.17%) plus 6.75%. We are permitted to make interest-only payments on each term loan through October 31, 2021. The interest-only period can be extended by six months upon our satisfaction of the minimum liquidity requirements described in the Loan Agreement. We have agreed to maintain cash at all times equal to at least $5.0 million prior to the funding of the term B loan, at least $10.0 million after the funding of the term B loan and at least $15.0 million after the funding of the term C loan, plus in each case the amount of our accounts payable that have not been paid within 90 days from the invoice date subject to certain exceptions. Equal monthly payments of principal will be due and payable commencing at the end of the interest-only period of the term loans. In connection with the term loan, we incurred closing costs of $819,000, which are shown net of the proceeds and will be amortized over the term of the loan using the effective interest method. We are obligated to pay a facility fee in the amount of 0.50% of each term loan that is funded and a non-utilization fee in the amount of 0.25% of each term B loan and term C loan to the extent that such loans are not funded. We are obligated to pay a final fee equal to 3.60% of the aggregate amount of the term loans funded (or 4.35% of such funded loans if the interest-only period is extended as described above), such final fee to be due and payable upon the earliest to occur of (1) the maturity date, (2) the acceleration of the term loans, and (3) the prepayment of the term loans. This final fee is being accrued over the term of the loan agreement. We have the option to prepay all, but not less than all, of the outstanding principal balance of the term loans under the Loan Agreement. If we prepay the term loans prior to the maturity date, we must pay the Lenders a prepayment premium fee based on a percentage of the outstanding principal balance, equal to 3.0% if the payment occurs on or before September 30, 2020, 2.0% if the prepayment occurs after September 30, 2020 but on or before September 30, 2021, or 1.0% if the prepayment

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

occurs after September 30, 2021. Our obligations under the Loan Agreement are secured by a first-priority security interest in substantially all of KindredBio’s assets, including our intellectual property, and a lien on our real property. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, and a default upon the occurrence of a material adverse change affecting us. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balance, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all their rights and remedies as set forth in the Loan Agreement and under applicable law. We were in compliance with all covenants as of December 31, 2019.

As of December 31, 2019, assuming the principal payments start on November 1, 2021, our future debt payment obligations towards the principal and final fee, excluding interest payments and exit fee, for the respective fiscal years are as follows (in thousands):

2020	$—
2021	1,111
2022	6,667
2023	6,667
2024	6,275
Total principal and final fee payments	20,720
Less: unamortized debt issuance costs	(771)
Less: unaccreted value of final fee	(684)
Loan payable, long term	$19,265

7. Property and Equipment, Net
Property and equipment consisted of the following:

	As of December 31,
(In thousands)	2019	2018
Computer and lab equipment	$10,188	$4,923
Furniture and fixtures	143	65
Leasehold improvements	958	930
Building	9,520	—
Building improvements	1,238	—
Land	85	—
Land improvement	166	—
Construction-in-process	10,932	21,999
Total	33,230	27,917
Less accumulated depreciation and amortization	(3,453)	(1,574)
Property and equipment, net	$29,777	$26,343
We constructed a Good Manufacturing Practice, or GMP, biologics manufacturing plant in Burlingame, CA which is fully commissioned. We have successfully completed cGMP manufacturing of our feline erythropoietin drug substance. In addition, construction to support initial production lines on our biologics manufacturing facility in Elwood, Kansas is completed. The fill finish line has been installed and fully commissioned. cGMP fill finish of our feline erythropoietin drug substance has been completed at our

Elwood, Kansas facility and is currently on test for quality release. The facility includes approximately 180,000 square feet with clean rooms, utility, equipment and related quality documentation suitable for small molecule and biologics manufacturing. Construction-in-process is comprised of equipment that have not been put into service for their intended use as of December 31, 2019. As disclosed in Note 2, the Kansas Plant was purchased for $3,750,000, which includes approximately eight acres of land, all improvements located at the Plant, and all personal property and intangible property located at the Plant or used in connection with the operation of the Plant.

Depreciation and amortization expense was $1,880,000, $805,000 and $475,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

8. Accrued Liabilities
Accrued liabilities consisted of the following as of December 31, 2019 and 2018:

(In thousands)	As of December 31,
	2019	2018
Accrued consulting	$589	$627
Accrued research and development costs	1,336	2,509
Accrued other	2,206	5,012
Deferred rent	—	115
	4,131	8,263
Less current portion	(4,131)	(8,169)
Long-term liability (deferred rent)	$—	$94

9. Stockholders' Equity
Preferred Stock
Our Certificate of Incorporation, as amended, authorizes us to issue 10,000,000 shares of $0.0001 par value preferred stock. At December 31, 2019, 100,000 unissued shares of our preferred stock are designated as Series A Preferred Stock, and the remaining 9,900,000 unissued shares of our preferred stock are undesignated.

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

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

In 2018, we issued 231,407 shares of common stock upon exercise of stock options for total proceeds of $635,000. In addition, we issued 46,850 shares of common stock to employees in connection with our employee stock purchase program for total proceeds of $352,000.

In 2019, we issued 305,801 shares of common stock upon exercise of stock options for total proceeds of $1,591,000. In addition, we issued 65,078 shares of common stock to employees in connection with our employee stock purchase program for total proceeds of $438,000.

As of December 31, 2019, we had 39,203,533 shares of common stock outstanding.

Stock Offerings

In January 2015, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $150.0 million. On December 19, 2016, we entered into an At Market Issuance Sales Agreement with FBR Capital Markets & Co., or FBR, pursuant to which we were able to issue and sell shares of our common stock having an aggregate offering price up to $30.0 million, through FBR as our sales agent. In conjunction with the sales agreement, FBR received compensation based on an aggregate of 3% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the sales agreement were deemed an “at-the-market” offering and were made pursuant to the shelf registration statement on Form S-3. During the year ended December 31, 2017, we completed the sale of 4,501,985 shares of common stock under the Sales Agreement. Net proceeds, after deducting approximately $906,000 in commissions and fees and approximately $132,000 in offering costs, were approximately $28,962,000. On July 12, 2017, we completed an underwritten public offering of 3,000,000 shares of common stock at an offering price of $7.50 per share for total gross proceeds of $22,500,000. On August 11, 2017, we completed the closing of the exercise of the underwriter's option to purchase an additional 314,000 shares of common stock at the public offering price of $7.50 per share, resulting in additional gross proceeds of $2,355,000. After giving effect to the exercise of the over-allotment option, the total number of shares sold by us in the public offering increased to 3,314,000 shares and gross proceeds increased to $24,855,000. Net proceeds, after deducting underwriting commission and offering costs, were approximately $23,198,000.

In January 2018, we filed a new shelf registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $150.0 million due to the expiration of our January 2015 shelf registration. In May 2018, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with B. Riley FBR, Inc., and Oppenheimer & Co. Inc. acting as our distribution agents, relating to the sale of up to $50,000,000 of our common stock from time to time. We terminated the Sales Agreement in June 2018 after having sold 188,100 shares, representing gross proceeds of approximately $1,903,000. Net proceeds, after deducting commission, fees and offering costs, were approximately $1,758,000. On June 20, 2018, we entered into an underwriting agreement with Cantor Fitzgerald & Co., as representative of the underwriters, and on June 22, 2018 we completed a public offering of 5,326,314 shares of common stock, which included the underwriters' option to purchase additional shares, at a public offering price of $9.50 per share for total gross proceeds of approximately $50,600,000. Net proceeds, after deducting underwriting discounts and commissions and offering expenses were approximately$47,422,000.

On January 18, 2019, we entered into an underwriting agreement with Barclays Capital Inc. and Stifel, Nicolaus & Company, Incorporated, as representatives of the underwriters, and on January 23, 2019, we completed a public offering of 4,847,250 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase 632,250 additional shares of the Company’s common stock, at a public offering price of $9.50 per share for total gross proceeds of approximately $46,049,000. Net proceeds,

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

after deducting underwriting discounts and commissions and offering expenses were approximately $43,125,000.

10. Stock-Based Awards and Benefit Plan
On November 4, 2012, our board of directors adopted the Kindred Biosciences, Inc. 2012 Equity Incentive Plan (the “2012 Plan"). The 2012 Plan provided for our board of directors to grant incentive stock options or non-qualified stock options for the purchase of common stock, to issue or sell shares of restricted common stock and to grant stock appreciation rights (“SARs”) to our employees, directors, consultants and advisers of the Company. Pursuant to the terms of the 2012 Plan, no options or SARs shall be granted under the 2012 Plan after 10 years from the date of adoption of the 2012 Plan. We reserved 4,000,000 shares of our common stock for issuance under the 2012 Plan. The 2012 Plan terminated in May 2016 and 2,740,842 stock option shares which had been granted prior to the plan’s expiration remaining outstanding as of December 31, 2019.
In May 2016, we adopted the 2016 Equity Incentive Plan (the “2016 Plan”), and reserved 3,000,000 shares of our common stock for issuance under the 2016 Plan. The 2016 Plan was the successor to our 2012 Plan and all awards made under the 2012 Plan remained subject to the terms of that plan. Options granted under the 2016 Plan were either incentive stock options or nonstatutory stock options. The 2016 Plan also provided for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The exercise price of a stock option was not less than 100% of the closing price of our common stock on the date of the grant. If, at any time we granted an option, and the optionee directly or by attribution owned stock possessing more than 10% of the total combined voting power of all classes of our stock, the option price was at least 110% of the fair value and was not exercisable more than five years after the date of grant. Options generally vested over a period of one or four years from the date of grant. Options granted under the 2016 Plan expired no later than 10 years from the date of grant. As of December 31, 2019, there were 2,134,701 option shares outstanding, 125,000 restricted stock awards issued but unvested, and 236,250 restricted stock units granted but unvested, and no shares are available for future grants under the 2016 Plan since it was retired in June 2018.

In June 2018, we adopted the 2018 Equity Incentive Plan (the “2018 Plan”), and reserved 3,000,000 shares of our common stock for issuance under the 2018 Plan. The 2018 Plan is the successor to our 2016 Plan. All awards made under the 2016 and 2012 Plans shall remain subject to the terms of these plans. Options granted under the 2018 Plan may be either incentive stock options or nonstatutory stock options. The 2018 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The exercise price of a stock option may not be less than 100% of the closing price of our common stock on the date of the grant. If, at any time we grant an incentive stock option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of one or four years from the date of grant. Options granted under the 2018 Plan expire no later than 10 years from the date of grant. As of December 31, 2019, there were 1,477,827 option shares outstanding, 264,075 restricted stock units granted but unvested, and 1,258,098 shares available for future grants under the 2018 Plan.

2014 Employee Stock Purchase Plan

In December 2014, our board of directors adopted the Kindred Biosciences, Inc. 2014 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 200,000 shares of our common stock are authorized for issuance under the Purchase Plan. At the Annual Meeting of Stockholders of Kindred Biosciences, Inc. held on June 22, 2018, our stockholders approved an amendment to increase the number of shares that may be issued

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

under the ESPP from 200,000 shares to 500,000 shares. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined six months consecutive offering periods beginning on December 1st. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. A participant may purchase a maximum of 2,000 shares of common stock during each offering period, not to exceed $25,000 worth of common stock on the offering date during each calendar year. We use the Black-Scholes option pricing model, in combination with discounted employee price, in determining the value of the Purchase Plan expense to be recognized during each offering period. The weighted-average grant date fair value per share using the Black-Scholes option pricing model was $2.62 during the year ended December 31, 2019.

As of December 31, 2019, there were 249,470 shares of common stock issued under the Purchase Plan and 250,530 shares available for future issuance under the Purchase Plan. At December 31, 2019 and 2018, we had an outstanding liability of $40,000 and $47,000, respectively, which is included in accrued compensation on the consolidated balance sheets, for employee contributions to the Purchase Plan for shares pending issuance at the end of the next offering period.

Reserved Shares

At December 31, 2019, shares of common stock reserved for future issuance inclusive of outstanding option shares are as follows:

2018 Equity Incentive Plan	1,258,098
2014 Employee Stock Purchase Plan	250,530
1,508,628

Stock Option Plan Activity Summary

A summary of activity under our stock option plans is as follows:

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

	Shares Available For Grant	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance, December 31, 2016	2,927,650	3,568,329	$6.36	7.5	$4,353,000
2012 Plan true up retired shares (a)	(26,977)	—	—
2016 Plan issued RSA shares (b)	(250,000)	—	—
Granted	(1,208,200)	1,208,200	$6.62
Exercised	—	(156,927)	$1.98
Expired	7,267	(7,267)	$14.54
Forfeited - stock options	38,710	(38,710)	$6.60
Balance, December 31, 2017	1,488,450	4,573,625	$6.57	7.2	$18,745,000
2012 Plan true up retired shares (c)	(56,953)	—	—
2016 Plan RSA forfeited on 1/23/18 (d)	26,980	—	—
2016 Plan RSU issued on 1/22/18 (e)	(315,000)	—	—
2016 Plan true up retired shares (f)	(56,636)	—	—
2018 Incentive Plan (g)	3,000,000	—	—
Granted	(1,607,193)	1,607,193	$9.78
Exercised	—	(242,031)	$3.19
Expired	36,791	(36,791)	$13.05
Forfeited - stock options	80,068	(80,068)	$7.40
Balance, December 31, 2018	2,596,507	5,821,928	$7.54	7.1	$24,780,000
2012 Plan true up retired shares (h)	(94,700)	—	—
2016 Plan RSA forfeited on 1/23/19 (i)	21,562	—	—
2016 Plan RSU forfeited on 1/22/19 (j)	27,538	—	—
2016 Plan true up retired shares (k)	(191,491)	—	—
2018 Plan RSU Issued in Q1/2019 (l)	(264,075)	—	—
Granted	(1,107,500)	1,107,500	$9.77
Exercised	—	(305,801)	$5.21
Expired	104,710	(104,710)	$13.26
Forfeited - stock options	165,547	(165,547)	$7.97
Balance, December 31, 2019	1,258,098	6,353,370	$7.94	6.6	$12,516,000
Options vested and expected to vest, December 31, 2019		6,353,370	$7.94	6.6	$12,516,000
Options exercisable, December 31, 2019		4,504,720	$7.33	5.8	$11,878,000
(a) The 2012 Equity Incentive Plan terminated in May 2016. All shares available for grant under this Plan expired.
True up all expired shares available for grant under the 2012 Equity Incentive Plan.
(b) Issued 250,000 RSA shares on January 23, 2017 under the 2016 Equity Incentive Plan.
(c) 2012 Equity Incentive Plan retired in May 2016. True up retirement in 2018.
(d) Vested 62,500 RSA shares on January 23, 2018. 26,980 shares were forfeited to cover tax liability.
(e) Issued 315,000 RSU units on January 22, 2018 under the 2016 Equity Incentive Plan.
(f) The 2016 Equity Incentive Plan terminated in June 2018. All shares available for grant under this Plan expired.
(g) The 2018 Equity Incentive Plan was adopted and approved by stockholders in June 2018.
(h) 2012 Equity Incentive Plan retired in May 2016. True up retirement in 2019.
(i) Vested 62,500 RSA shares on January 23, 2019. 21,562 shares were forfeited to cover tax liability.

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

(j) Vested 78,750 RSU units on January 22, 2019, 27,538 units were forfeited to cover tax liability.
(k) The 2016 Equity Incentive Plan terminated in June 2018. True up retirement in 2019.
(l) Issued 264,075 RSU units in Q1 2019 under the 2018 Equity Incentive Plan.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of options and the fair value of our common stock for those options that had exercise prices lower than the fair value of our common stock on December 31, 2019, 2018 and 2017.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $1,046,000, $2,261,000 and $911,000, respectively.
We received proceeds of $1,591,000, $635,000 and $311,000 from the exercise of common stock options during the years ended December 31, 2019, 2018 and 2017, respectively.
The weighted-average grant date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $5.34, $5.58 and $4.21 per share, respectively.
We had an aggregate of approximately $8,616,000 of unrecognized stock-based compensation expense for unvested stock options and employee stock purchases as of December 31, 2019, which is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock
On January 23, 2017, we granted 250,000 shares of restricted stock awards to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. The total stock-based compensation expense related to these awards is $1,600,000. On January 22, 2018, we granted 315,000 shares of restricted stock units to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. The total stock-based compensation expense related to these units is $2,756,000. In Q1 2019, we granted 300,775 shares of restricted stock units to most of our current employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. The total stock-based compensation expense related to these units is $3,156,000. As of December 31, 2019, we have an aggregate of approximately $3,995,000 unrecognized stock-based compensation expense for unvested restricted stock awards and units which is expected to be recognized over a weighted-average period of 2.5 years.

Restricted stock activity for the year ended December 31, 2019, was as follows:

Restricted Stock Award / Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	502,500	$7.87
Granted	300,775	10.49
Vested	(141,250)	7.71
Forfeited	(36,700)	10.61
Unvested balance at December 31, 2019	625,325	$9.01

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
Total stock-based compensation expense, related to all of our share-based payment awards, is comprised of the following:

(In thousands)	Years Ended December 31,
	2019	2018	2017
Research and development	$1,848	$1,746	$1,650
General and administrative	5,509	4,531	3,557
	$7,357	$6,277	$5,207

Total stock-based compensation expense includes stock options, restricted stock awards, restricted stock units, and expense from the Purchase Plan for the years ended December 31, 2019, 2018, and 2017.
Valuation assumptions

The relevant data used to determine the fair value of stock-based awards is as follows:

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

	Years Ended December 31,
	2019	2018	2017
Stock options:
Weighted average risk-free interest rate	2.49%	2.62%	1.98%
Weighted average expected term (in years)	5.9	5.9	6.0
Weighted average expected volatility	56.9%	59.2%	70.4%
Weighted average expected dividend yield	—	—	—
Fair value at grant date	$5.34	$5.58	$4.21

Employee stock purchase plan:
Weighted average risk-free interest rate	2.17%	2.02%	1.04%
Weighted average expected term (in years)	0.5	0.5	0.5
Weighted average expected volatility	47.5%	43.7%	56.7%
Weighted average expected dividend yield	—	—	—
Fair value at grant date	$2.62	$2.72	$1.73

Restricted stock awards:
Fair value at grant date	$0.00	$0.00	$6.40

Restricted stock units:
Fair value at grant date	$10.49	$8.75	$0.00

11. Leases
We have non-cancelable operating leases for laboratory space in Burlingame, California with several amendments to expand the facility. We have a non-cancellable operating lease for the entire existing laboratory space of 11,476 square feet that expires in May 2025. In August 2015, we entered into a new non-cancelable operating lease for 3,126 square feet of office space in San Diego, California and in June 2019, renewed the lease through February 2025. Our headquarters office lease for 8,090 square feet of office space in Burlingame, California expires November 30, 2020. In October 2018, we entered into a short-term sublease agreement for an additional 5,613 square feet of laboratory space next to our current laboratory facility and terminated the sublease in June 2019. In April 2019, we signed a short-term lease in Burlingame ("April 2019 lease"), consisting of 1,979 square feet of space through April 2020. In May 2019, we signed another lease in Burlingame ("May 2019 lease"), consisting of 1,346 square feet of space through April 2022. In addition, we have four equipment leases expiring through 2023.

Operating lease expense was $1,204,000, $814,000 and $679,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

The following tables below do not include the April 2019 lease since it is not more than 12 months. The following tables below also do not include the February 2020 lease ("February 2020 lease") of the additional 2,260 square feet of laboratory space commencing on May 1, 2020, mentioned in Note 17, since it has not started yet.

Supplemental cash flow information for the year ended December 31, 2019, related to operating leases was as follows (in thousands):

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

Amortization of operating lease	$659
Cash paid within operating cash flows	$846
Right-of-use assets obtained in exchange for new or modified lease liabilities	$1,807

Supplemental balance sheet information, as of December 31, 2019, related to operating leases was as follows (in thousands, except lease term and discount rate):

Reported as:
Operating lease right-of-use assets	$3,001

Current portion of operating lease liabilities	$644
Long-term operating lease liabilities	2,614
Total lease liabilities	$3,258

Weighted average remaining lease term (years)	4.9 years
Weighted average discount rate	5.5%

As of December 31, 2019, we are obligated to make minimum lease payments under non-cancelable operating leases, as follows (in thousands):

Year ending December 31,	Lease Payments
2020	$807
2021	648
2022	675
2023	701
2024	719
Thereafter	205
Total lease payments	3,755
Less: imputed interest	(497)
Total lease liabilities	$3,258
ASC 840 Disclosures
The Company elected the alternative modified transition method and is required to present previously disclosed information under the prior accounting standards for leases.
As of December 31, 2018, we are obligated to make minimum lease payments under all of our operating leases as follows (in thousands):

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

Year ending December 31,	Lease Payments
2019	$835
2020	726
2021	459
2022	194
Thereafter	—
Total	$2,214

12. Commitments and Contingencies
Purchase Commitments

In June 2018, we entered into a Strategic Supply Agreement (the “Agreement”), with Pall Corporation (“Pall”) for purchase of equipment and consumables to be used in support of our manufacturing requirements, including, but not limited to, the Plant. Pursuant to the Agreement, we will purchase certain pharmaceutical manufacturing equipment and related services in the aggregate amount of $3.8 million with a seven-year consumable purchase obligation in the aggregate amount of approximately $16.5 million. The Agreement is subject to customary undertakings, covenants, obligations, rights and conditions. As of December 31, 2019, we have incurred the full $3.8 million in equipment purchase costs and are obligated to make consumable purchases as follows (in thousands):

Year ending December 31,	Consumable commitments
2020	$1,650
2021	3,300
2022	3,625
2023	3,625
2024	4,285
Total	$16,485

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

13. Income Taxes

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

There is no provision for income taxes because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax assets.
Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows:

(In thousands, except percentages)	Years Ended December 31,
	2019		2018		2017
Income tax expense (benefit) at statutory federal rate	$(12,893)	21.0%	$(10,436)	21.0%	$(10,499)	34.0%
State income tax, net of federal benefit	(3,392)	5.5	(3,748)	7.5	(1,880)	6.1
Permanent items	198	(0.3)	13	—	63	(0.2)
Research and development credits	(1,913)	3.1	(1,909)	3.8	(1,172)	3.8
Stock-based compensation	637	(1.0)	(237)	0.5	(122)	0.4
Reserve for uncertain tax positions	861	(1.4)	864	(1.7)	469	(1.5)
Change in valuation allowance	15,382	(25.1)	14,949	(30.1)	(128)	0.4
Tax Cuts and Jobs Act	—	—	—	—	13,092	(42.4)
Other	1,120	(1.8)	504	(1.0)	177	(0.6)
Provision (benefit) for income taxes	$—	—%	$—	—%	$—	—%

Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future periods. The components of the deferred tax assets are as follows at December 31, 2019 and 2018:

	December 31,
(In thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$53,247	$39,579
Research and development credits	4,682	3,589
Accrued expenses	1,020	893
Amortization and depreciation	(222)	(393)
Stock-based compensation	6,412	6,173
ROU Lease - Liabilities	872	—
ROU Lease - Assets	(804)	—
Other	20	10
	65,227	49,851
Valuation Allowance	(65,227)	(49,851)
Net current deferred tax assets	$—	$—

At December 31, 2019, we had net deferred tax assets of $65,227,000. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset.
Additionally, the future utilization of our net operating loss and research and development tax credits carryforwards is subject to annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of the net operating loss and research and development tax credit carryforward and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. We believe we incurred ownership changes since April 2014, however, we have not completed an analysis yet to determine the impact of our ability to use net operating losses and research and development credits as of December 31, 2019.
At December 31, 2019, we had federal and California net operating loss carryovers of $194,548,000 and $113,110,000, respectively. The federal and California net loss carryforwards will begin to expire in 2032. The Federal NOL generated after 2017 of $101,436,000 will carryforward indefinitely and be available to offset up to 80% of future taxable income each year.
At December 31, 2019, we had federal and state research and development tax credit carryovers of approximately $4,815,000 and $4,625,000, respectively. The federal research and development tax credit carryforwards will begin to expire in 2033. The California research and development credit carryforwards are available indefinitely.
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
A rollforward of changes in our unrecognized tax benefits is shown below.

(In thousands)	December 31,
	2019	2018	2017
Balance at beginning of year	$3,196	$2,252	$1,698
Additions based on tax positions related to the current year	942	944	554
Additions for tax positions of prior years	37	—	—
Balance at end of year	$4,175	$3,196	$2,252

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized and realized is $3,787,000.
Our practice is to recognize interest and/or penalties related to income tax matters as income tax expense. We had no accrual for interest or penalties on our accompanying consolidated balance sheets at December 31, 2019, 2018 and 2017, and have not recognized interest and/or penalties in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2019, 2018 and 2017.
We do not anticipate a significant change to our unrecognized tax benefits during the next twelve months.
We file tax returns as prescribed by tax laws of the jurisdictions in which we operate. In the normal course of business, we are subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Our federal and state tax returns are still open under statute from 2014 to present.

14. Net Loss Per Share
Basic and diluted net loss per share was calculated as follows for the years ended December 31, 2019, 2018 and 2017:

(In thousands, except per share amounts)	Years Ended December 31,
	2019	2018	2017
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss attributable to common stockholders	$(61,389)	$(49,690)	$(30,879)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	38,657	31,001	25,084
Net loss per common share attributable to common stockholders, basic and diluted	$(1.59)	$(1.60)	$(1.23)

There was no difference between our net loss and the net loss attributable to common stockholders for all periods presented.

Stock options to purchase 6,353,370 shares, 5,821,928 shares and 4,573,625 shares of common stock as of December 31, 2019, 2018 and 2017, respectively, were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect was anti-dilutive. 125,000 shares, 187,500 shares, 250,000 shares of unvested restricted stock award as of December 31, 2019, 2018 and 2017, respectively, were also excluded from the computation of diluted net loss per share calculations because their effect was anti-dilutive. 500,325 and 315,000 units of granted but unvested restricted stock units as of December 31, 2019 and 2018, respectively, were also excluded from the computation of diluted net loss per share calculations because their effect was anti-dilutive.

15. Employee Savings Plan

We have established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective May 1, 2014. The plan allows participating employees to deposit into tax deferred investment accounts up to 90% of their salary, subject to annual limits. We make contributions to the plan in an amount equal to 50% on the first 6% for a maximum of 3% of the participant’s compensation which is deferred. We contributed approximately $452,000, $292,000 and $149,000 to the plan during the years ended December 31, 2019, 2018 and 2017, respectively.

16. Selected Quarterly Financial Information (unaudited)

The following table presents selected unaudited quarterly financial data for each of the quarters in the years ended December 31, 2019 and 2018.

Kindred Biosciences, Inc.
Notes to Consolidated Financial Statements (continued)

(In thousands, except per share amounts)	2019				2018
Quarter ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Net product revenues	$1,401	$1,104	$1,236	$515	$1,326	$640	$—	$—

Operating costs and expenses
Cost of product revenues	187	139	169	92	214	110	—	—
Research and development	7,134	7,290	6,734	7,152	7,756	7,477	5,820	5,346
General and administrative	9,578	9,382	9,065	9,901	9,219	6,608	5,770	4,902
Total operating cost and expenses	16,899	16,811	15,968	17,145	17,189	14,195	11,590	10,248

Loss from operations	(15,498)	(15,707)	(14,732)	(16,630)	(15,863)	(13,555)	(11,590)	(10,248)
Interest and other income, net	(236)	414	425	575	422	518	349	277
Net loss	$(15,734)	$(15,293)	$(14,307)	$(16,055)	$(15,441)	$(13,037)	$(11,241)	$(9,971)

Net loss per share, basic and diluted (1)	$(0.40)	$(0.39)	$(0.37)	$(0.42)	$(0.46)	$(0.39)	$(0.39)	$(0.36)
Weighted average shares used in computing net loss per share, basic and diluted	38,999	38,940	38,887	37,786	33,708	33,601	28,619	27,986
(1) Net loss per share for each quarter is calculated as a discrete period; the sum of four quarters may not equal the calculated full year amount.

17. Subsequent Events

In February 2020, we further amended non-cancelable operating leases for laboratory space in Burlingame, California for an expansion of an additional 2,260 square feet of laboratory space commencing on May 1, 2020 and expires on May 31, 2025. The total non-cancellable operating lease for the entire existing laboratory space is 13,736 square feet, expiring May 31, 2025.

On March 16, 2020, we announced an agreement to sell Mirataz to Dechra for a cash purchase price of $43 million, of which $38.7 million will be paid on the closing date and the balance $4.3 million will be paid out of escrow beginning in 12 months assuming no escrow claims, alongside an ongoing royalty on global net sales. The acquisition comprises worldwide marketing rights, intellectual property rights, marketing authorizations and associated regulatory documentation, third party supply contracts related to raw material and manufacture of the finished product, and certain product inventory. Completion is expected before the end of June 2020, following satisfactory completion of certain deliverables.
In addition, we announced a strategic realignment of our business model whereby Kindredbio becomes a biologics-only company focused on accelerating our deep pipeline of late-stage biologics candidates in canine and feline markets, while discontinuing small molecule development for these species. We plan to rely more on a partnership-based model for commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payment, contingent milestones, and royalties on future sales. Accordingly, the companion animal commercial infrastructure will be substantially reduced. In connection with this strategic shift, Kindredbio is eliminating approximately 53 positions, representing about one-third of our current workforce. The eliminated positions primarily relate to the companion animal sales force and research and development for small molecule programs. Restructuring expenses and retirement costs related to severance and health care benefits are expected to be approximately $1.7 million, exclusive of stock compensation.