Form 10-Q
period 2020-03-31
Kindred Biosciences, Inc.
filed 2020-05-07
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of April 30, 2020, Kindred Biosciences, Inc. had outstanding 39,289,624 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,960	$15,986
Short-term investments	39,493	55,723
Accounts receivable	244	923
Inventories	824	4,218
Prepaid expenses and other	3,893	2,495
Total current assets	58,414	79,345
Property and equipment, net	30,292	29,777
Long-term investments	1,118	1,837
Operating lease right-of-use assets	2,833	3,001
Other assets	64	64
Total assets	$92,721	$114,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,837	$1,256
Accrued compensation	3,587	4,193
Accrued liabilities	3,153	4,131
Current portion of operating lease liabilities	618	644
Total current liabilities	10,195	10,224
Long-term liability
Long-term operating lease liabilities	2,506	2,614
Long-term loan payable, net of debt issuance costs	19,350	19,265
Total liabilities	32,051	32,103

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,289,624 and 39,203,533 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	306,482	304,963
Accumulated other comprehensive income (loss)	4	13
Accumulated deficit	(245,820)	(223,059)
Total stockholders' equity	60,670	81,921
Total liabilities and stockholders' equity	$92,721	$114,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net product revenues	$603	$515

Operating costs and expenses:
Cost of product revenues (1)	3,577	92
Research and development	8,867	7,152
Selling, general and administrative	8,873	9,901
Restructuring costs	1,676	—
Total operating costs and expenses	22,993	17,145

Loss from operations	(22,390)	(16,630)
Interest and other (expense) income, net	(371)	575
Net loss	(22,761)	(16,055)
Change in unrealized gains or losses on available-for-sale securities	(9)	(2)
Comprehensive loss	$(22,770)	$(16,057)

Net loss per share, basic and diluted	$(0.58)	$(0.42)
Weighted-average number of common shares outstanding, basic and diluted	39,186	37,786

(1) Includes $3,494,000 Finished Goods write-off related to the Dechra Asset Purchase Agreement, consistent with the transition to proprietary Dechra branding and regulatory best practices related to label transitions on asset divestitures.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(22,761)	$(16,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,064	1,860
Depreciation and amortization expense	1,053	500
Loss/(gain) on disposal of property and equipment	—	1
Amortization of discount on marketable securities	(109)	(81)
Amortization of debt discount of long-term loan	85	—
Finished goods write off related to Dechra asset purchase (1)	3,494	—
Changes in operating assets and liabilities:
Accounts receivable	679	628
Inventories	(100)	(955)
Prepaid expenses and other	(1,398)	(260)
Accounts payable	1,558	(1,575)
Accrued liabilities and accrued compensation	(1,677)	(2,717)
Net cash used in operating activities	(17,112)	(18,654)
Cash Flows from Investing Activities
Purchases of investments	(16,720)	(20,281)
Maturities of investments	33,769	10,600
Purchases of property and equipment	(1,418)	(2,656)
Proceeds from sale of property and equipment	—	3
Net cash provided by (used in) investing activities	15,631	(12,334)
Cash Flows from Financing Activities
Exercises of stock options	124	652
Payment of restricted stock awards and units tax liability on net settlement	(669)	(493)
Net proceeds from sale of common stock	—	43,125
Net cash (used in) provided by financing activities	(545)	43,284
Net change in cash and cash equivalents	(2,026)	12,296
Cash and cash equivalents at beginning of period	15,986	56,302
Cash and cash equivalents at end of period	$13,960	$68,598

(1) Includes $3,494,000 Finished Goods write-off related to the Dechra Asset Purchase Agreement, due to the transition to proprietary Dechra branding on asset divestitures.

Supplemental disclosure of non-cash investing and financing activities:

Purchases of property and equipment included in accounts payable and accrued liabilities	$1,224	$1,600

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
Our first product, Mirataz® (mirtazapine transdermal ointment) was approved in May 2018 and became commercially available to veterinarians in the United States in July 2018. In November 2019, our second product, Zimeta™ (dipyrone injection) for the control of fever in horses was approved by the FDA and became commercially available in December 2019. In addition, we have multiple other product candidates, including several biologics, in various stages of development.
On March 16, 2020, we entered into an Asset Purchase Agreement whereby we agreed to sell Mirataz, our transdermal drug for the management of weight loss in cats, to Dechra Pharmaceuticals PLC ("Dechra") for a cash purchase price of $43 million, of which $38.7 million will be paid on the closing date and $4.3 million will be paid out of escrow beginning in 12 months assuming no escrow claims, alongside an ongoing royalty on global net sales. The acquisition comprises worldwide marketing rights, intellectual property rights, marketing authorizations and associated regulatory documentation, third party supply contracts related to raw material and manufacture of the finished product, and certain product inventory. On April 15, 2020, we completed the sale of Mirataz to Dechra.
Concurrent with the divestiture of Mirataz, we announced a strategic realignment of our business model whereby KindredBio becomes a biologics-only company focused on accelerating our deep pipeline of late-stage biologics candidates in canine and feline markets, while discontinuing small molecule development for these species. We believe monoclonal antibodies are the future of veterinary medicine, and represent the greatest opportunity for value creation, given large potential markets for our programs and our competitive advantage in biologics. We plan to rely more on a partnership-based model for commercialization strategy similar to the traditional human biotech commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales. Accordingly, the companion animal commercial infrastructure will be substantially reduced. In connection with this strategic shift, we eliminated 53 positions, representing about one-third of our current workforce. The eliminated positions primarily relate to the companion animal sales force and research and development for small molecule programs.
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
The accompanying unaudited interim condensed consolidated financial statements (“financial statements”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our annual report on Form 10-K as filed with the SEC on March 16, 2020. In the opinion of management, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included in these financial statements.

The accompanying financial statements include the accounts of Kindred Biosciences and its wholly owned subsidiaries (the "Company"). All inter-company accounts and transactions have been eliminated in consolidation.

Stock Offerings

In January 2019, we completed a public offering of 4,847,250 shares of common stock, which includes the exercise in full of the underwriters' option to purchase 632,250 additional shares of our common stock, at a public offering price of $9.50 per share for total gross proceeds of approximately $46,049,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $43,140,000.

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

On March 16, 2020, we entered into a First Amendment to Loan and Security Agreement (the "First Amendment") with the Lenders in connection with the divestiture of our Mirataz asset. Among other things, the First Amendment increases the minimum cash amount, as defined in the Loan Agreement, required to be maintained by KindredBio to $10,000,000 at any time prior to the initial funding date of any term B loan, to $15,000,000 at all times on and after the initial funding date of any term B loan, and to $20,000,000 at all times on and after the initial funding date of any term C loan, and releases Solar Capital's lien in and to the assets that are being sold by KindredBio. We agreed to pay an amendment fee of One Hundred Thousand Dollars ($100,000), which was deemed fully earned and non-refundable on the Amendment Effective Date. The First Amendment also requires KindredBio to receive unrestricted net proceeds of at least $10,000,000 prior to December 31, 2021 pursuant to a specified sale of preferred or common stock or convertible subordinated debt financing.

Liquidity

We have incurred losses and negative cash flows from operations and had an accumulated deficit of $245,820,000 as of March 31, 2020. We expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and commercialize any approved products. To date, we have been funded primarily through sales of our equity. We might require additional capital until such time as we can generate operating revenues in excess of operating expenses. We believe that our cash, cash equivalents and investments totaling $54,571,000 as of March 31, 2020, proceeds of $43 million from the sale of our Mirataz asset, revenues from anticipated partnerships,and additional draw down of $30 million from our Loan Agreement which is contingent on the achievement of certain milestones, are sufficient to fund our planned operations through 2022. In addition, we entered into an ATM Agreement on April 8, 2020 ATM facility (see Note 13) which will provide us with access to cash if required.

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
Revenue Recognition

Our revenues consist of product revenues resulting from the sales of Mirata and Zimeta. We account for a contract with a customer when there is a legally enforceable contract between us and our customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Our customers could either be distributors who subsequently resell our products to third parties such as veterinarians, clinics or animals hospitals or the third parties themselves.

In accordance with FASB Accounting Standards Codification Topic 606 ("ASC 606"), Revenue from Contracts with Customers, which we adopted on January 1, 2018, we applied the following steps to recognize revenue for the sales of Mirataz and Zimeta that reflects the consideration to which we expect to be entitled to receive in exchange for the promised goods:
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

Inventories

We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the standard-cost method, which approximates actual cost based on a first-in, first-out method. We analyze our inventory levels quarterly and write down inventory subject to expire in excess of expected requirements, or that has a cost basis in excess of its expected net realizable value. These inventory related costs are recognized as cost of product revenues on the accompanying consolidated statements of operations and comprehensive loss. Currently our inventory consists of finished goods only. In the quarter ended March 31, 2020, we wrote off $3,494,000 Mirataz inventory related to the Dechra Asset Purchase Agreement, due to the transition to Dechra brand labelling.

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
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820)", changes to disclosure requirements for fair value measurement. The amendments of this update modify the disclosure requirements on fair value measurements about Topic 820. It applies to all reporting entities within the scope of the affected accounting guidance. It will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Our adoption of this new guidance in the first quarter of 2020 did not have a material impact on our financial statements.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The amendments of this update simplify the accounting for income taxes by removing several exceptions. One of the exceptions may affect our company is the following: exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items (say, other comprehensive income). It applies to all reporting entities within the scope of the affected accounting guidance. It will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Our adoption of this new guidance in the first quarter of 2020 did not have a material impact on our financial statements.

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848)", changes to the interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Interbank Offered Rate ("LIBOR"). The amendments provide optional expedients and exceptions for applying U.S. GAAP to contracts that reference LIBOR expected to be discontinued because of reference rate reform. The expedients and exceptions do not apply to contract modifications made after December 31, 2022. The following optional expedients are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: Modifications of contracts within the scope of Topics 470, Debt, should be accounted for by prospectively adjusting the effective interest rate. The amendments also permit an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. When elected, the optional expedients for contract modifications must be applied consistently for all contracts. It applies to all entities within the scope of the affected accounting guidance and will take effect as of March 12, 2020 through December 31, 2022. We have one loan contract which references LIBOR rate. We have not modified the contract with our lenders yet. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

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
The following table presents revenues and cost of product revenues for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
Gross product revenues
Mirataz	$616	$531
Zimeta	7	—
Total gross product revenues	623	531
Less allowance for product returns
Mirataz	(20)	(16)
Zimeta	—	—
Total allowances for product returns	(20)	(16)
Net Product Revenues
Mirataz	596	515
Zimeta	7	—
Total net product revenues	603	515
Cost of product revenues
Mirataz(1)	(3,575)	(92)
Zimeta	(2)	—
Total cost of product revenues	(3,577)	(92)
Gross profit
Mirataz	(2,979)	423
Zimeta	5	—
Total gross profit	$(2,974)	$423

(1) Includes $3,494,000 Finished Goods write-off related to the Dechra Asset Purchase Agreement, due to the transition to proprietary Dechra brand labelling..

Concentrations of credit risk

Our revenue was generated entirely from sales within the United States. Approximately 73% of our gross product revenues sold were to three distributors for the three months ended March 31, 2020 and 87% of our gross product revenues sold were to two distributors for the three months ended March 31, 2019.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at their carrying values, net of any allowances for doubtful accounts. Accounts receivable consist primarily of amounts due from distributors, for which collection is probable based on the customer's intent and ability to pay. Receivables are evaluated for collection probability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. We have no allowance for doubtful accounts as of March 31, 2020 and December 31, 2019 as our analysis did not uncover any collection risks.

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
Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of March 31, 2020
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$4,104	$4,104	$—	$—
Commercial paper	8,891	—	8,891	—
Short-term investments:
U.S. treasury bills	7,034	7,034	—	—
U.S. Treasury bonds and notes	802	—	802	—
Commercial paper	26,040	—	26,040	—
Corporate notes	5,617	—	5,617	—
Long-term investments:
Corporate notes	1,118	—	1,118	—
	$53,606	$11,138	$42,468	$—

	Fair Value Measurements as of December 31, 2019
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,592	$1,592	$—	$—
Commercial paper	13,580	—	13,580	—
Short-term investments:
U.S. treasury bills	8,524	8,524	—	—
Commercial paper	25,573	—	25,573	—
U.S. government agency notes	11,461	—	11,461	—
Corporate notes	10,165	—	10,165	—
Long-term investments:
U.S. government agency notes	801	—	801	—
Corporate notes	1,036	—	1,036	—
	$72,732	$10,116	$62,616	$—

During the three months ended March 31, 2020, there were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy.
At March 31, 2020 and December 31, 2019, we did not have any financial liabilities which were measured at fair value on a recurring basis.

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
The fair value of available-for-sale investments by type of security at March 31, 2020 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$26,052	$4	$(16)	$26,040
U.S. treasury bills	7,003	31	—	7,034
U.S. treasury bonds	801	1	—	802
Corporate notes	5,621	2	(6)	5,617
	39,477	38	(22)	39,493
Long-term investments:
Corporate notes	1,129	—	(11)	1,118
Total available-for-sale investments	$40,606	$38	$(33)	$40,611

The fair value of available-for-sale investments by type of security at December 31, 2019 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$8,517	$7	$—	$8,524
Commercial paper	25,576	3	(6)	25,573
U.S. government agency notes	11,460	2	(1)	11,461
Corporate notes	10,157	8	—	10,165
	55,710	20	(7)	55,723
Long-term investments:
U.S. government agency notes	801	—	—	801
Corporate notes	1,036	—	—	1,036
	1,837	—	—	1,837
Total available-for-sale investments	$57,547	$20	$(7)	$57,560

5. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued consulting	$958	$589
Accrued research and development costs	1,614	1,336
Other expenses	581	2,206
	$3,153	$4,131

6. Borrowings
On September 30, 2019, we entered into the Loan and Security Agreement with Solar Capital Ltd. The Lenders have agreed to make available to KindredBio an aggregate principal amount of up to $50.0 million under the Loan Agreement. We plan to use the loan proceeds to support the development and commercialization of our products and product candidates as well as for working capital and general corporate purposes.The Loan Agreement provides for a term loan commitment of $50.0 million in three tranches: (1) a $20.0 million term A loan that was funded on September 30, 2019; (2) a $15.0 million term B loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, no later than December 31, 2020; and (3) a $15.0 million term C loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, on or before June 30, 2021. Each term loan has a maturity date of September 30, 2024. Each term loan bears interest at a floating per annum rate equal to the one-month LIBOR rate (with a floor of 2.17%) plus 6.75%. We are permitted to make interest-only payments on each term loan through October 31, 2021. The interest-only period can be extended by six months upon our satisfaction of the minimum liquidity requirements described in the Loan Agreement. We have agreed to maintain cash at all times equal to at least $5.0 million prior to the funding of the term B loan, at least $10.0 million after the funding of the term B loan and at least $15.0 million after the funding of the term C loan, plus in each case the amount of our accounts payable that have not been paid within 90 days from the invoice date subject to certain exceptions. Equal monthly payments of principal will be due and payable commencing at the end of the interest-only period of the term loans. In connection with the term loan, we incurred closing costs of $819,000, which are shown net of the proceeds and will be amortized over the term of the loan using the effective interest method. We are obligated to pay a facility fee in the amount of 0.50% of each term loan that is funded and a non-utilization fee in the amount of 0.25% of each term B loan and term C loan to the extent that such loans are not funded. We are obligated to pay a final fee equal to 3.60% of the aggregate amount of the term loans funded (or 4.35% of such funded loans if the interest-only period is extended as described above), such final fee to be due and payable upon the earliest to occur of (1) the maturity date, (2) the acceleration of the term loans, and (3) the prepayment of the term loans. We have the option to prepay all, but not less than all, of the outstanding principal balance of the term loans under the Loan Agreement. If we prepay the term loans prior to the maturity date, we must pay the Lenders a prepayment premium fee based on a percentage of the outstanding principal balance, equal to 3.0% if the payment occurs on or before September 30, 2020, 2.0% if the prepayment occurs after September 30, 2020 but on or before September 30, 2021, or 1.0% if the prepayment occurs after September 30, 2021. Our obligations under the Loan Agreement are secured by a first-priority security interest in substantially all of KindredBio’s assets, including our intellectual property, and a lien on our real property. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, and a default upon the occurrence of a material adverse change affecting us. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balance, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all their rights and remedies as set forth in the Loan Agreement and under applicable law. We were in compliance with all covenants as of March 31, 2020.

In conjunction with the Dechra Asset Purchase Agreement, on March 16, 2020, we entered into a First Amendment to Loan and Security Agreement (the "First Amendment") with the Lenders in connection with the divestiture of our Mirataz asset. Among other things, the First Amendment increases the minimum cash amount, as defined in the Loan Agreement, required to be maintained by KindredBio to $10,000,000 at any time prior to the initial funding date of any term B loan, to $15,000,000 at all times on and after the initial funding date of any term B loan, and to $20,000,000 at all times on and after the initial funding date of any term C loan, and releases Solar Capital's lien in and to the assets that are being sold by KindredBio. We agreed to pay an amendment fee of One Hundred Thousand Dollars ($100,000), which shall be deemed fully earned and non-refundable on the Amendment Effective Date. The First Amendment also requires KindredBio to receive unrestricted net proceeds of at least $10,000,000 prior to December 31, 2021 pursuant to a specified sale of preferred or common stock or convertible subordinated debt financing.

As of March 31, 2020, assuming the principal payments start on November 1, 2021, our future debt payment obligations towards the principal and final fee, excluding interest payments and exit fee, for the respective fiscal years are as follows (in thousands):

2020	$—
2021	1,111
2022	6,667
2023	6,667
2024	6,275
Total principal and final fee payments	20,720
Less: Unamortized debt issuance costs	(722)
Less: Unaccreted value of final fee	(648)
Loan payable, long term	$19,350

7. Common Stock and Stock-Based Awards
Common Stock
During the three months ended March 31, 2020, we issued 12,604 shares of common stock in connection with the exercise of stock options for gross proceeds of $124,000, vested 206,196 restricted stock awards and restricted stock units and withheld 21,563 shares of restricted common stock and 48,646 shares related to restricted stock units to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock and restricted stock units (see below).

Stock-Based Awards
The table below shows the number of shares of common stock underlying options granted to employees, directors and consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

Stock Option Plan	Three months ended March 31,
	2020	2019
Shares underlying options granted	749,000	1,029,000
Weighted-average exercise price	$9.81	$9.93
Weighted average risk- free interest rate	1.66%	2.54%
Weighted average expected term (years)	5.8	5.9
Weighted average expected volatility	54%	57%
Expected dividend yield	—	—
Weighted-average grant date fair value per share	$5.01	$5.43

In June 2018, we adopted the 2018 Equity Incentive Plan (the “2018 Plan”), and reserved 3,000,000 shares of our common stock for issuance under the 2018 Plan. The 2018 Plan is the successor to our 2016 Equity Incentive Plan (the “2016 Plan”), which was retired on June 21, 2018 upon stockholders’ approval of our 2018 Plan. The 2016 Plan was the successor to our 2012 Equity Incentive Plan (the "2012 Plan"), which was retired on May 23, 2016 upon stockholders' approval of our 2016 Plan. All awards made under the 2016 and 2012 Plans shall remain subject to the terms of these plans. Options granted under the 2018 Plan may be either incentive stock options or nonstatutory stock options. The 2018 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The exercise price of a stock option may not be less than 100% of the closing price of our common stock on the date of the grant. If, at any time we grant an incentive stock option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of KindredBio stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of one or four years from the date of grant. Options granted under the 2018 Plan expire no later than 10 years from the date of grant. As of March 31, 2020, there were 2,146,887 option shares outstanding, and 155,914 shares available for future grants under the 2018 Plan.

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

We use the Black-Scholes option pricing model, in combination with the discounted employee price, in determining the value of the Stock Purchase Plan expense to be recognized during each offering period. The following assumptions were used in the Black-Scholes option pricing model to calculate employee stock-based compensation:

Stock Purchase Plan	Three months ended March 31,
	2020	2019
Weighted average risk-free interest rate	1.63%	2.52%
Weighted average expected term (years)	0.5	0.5
Weighted average expected volatility	52.6%	48.2%
Expected dividend yield	—	—
Weighted-average grant date fair value per share	$2.19	$3.66

Under the Stock Purchase Plan, employees did not purchase any shares of common stock during the three months ended March 31, 2020. At March 31, 2020 and December 31, 2019, we had an outstanding liability of $143,000 and $40,000, respectively, which is included in accrued compensation on the condensed consolidated balance sheets, for employee contributions to the Stock Purchase Plan for shares pending issuance at the end of the next offering period.

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended March 31,
	2020	2019
Research and development	$553	$436
General and administrative	1,511	1,424
	$2,064	$1,860

We had an aggregate of approximately $10,097,000 of unrecognized stock-based compensation expense for options outstanding and the Stock Purchase Plan as of March 31, 2020 which is expected to be recognized over a weighted-average period of 2.6 years.
Restricted Stock Award and Restricted Stock Units
On January 23, 2017, we granted 250,000 shares of restricted stock awards to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. On January 22, 2018, we granted 315,000 shares of restricted stock units to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. In Q1 2019, we granted 300,775 shares of restricted stock units to most of our current employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. In Q1 2020, we granted 586,915 shares of restricted stock units to most of our current employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date.The total stock-based compensation expense related to all awards and units is $13,288,000. As of March 31, 2020, we have an aggregate of approximately $7,799,000 unrecognized stock-based compensation expense for restricted stock awards and units outstanding which is expected to be recognized over a weighted-average period of 3.2 years.

Restricted stock award and restricted stock units activity for three months ended March 31, 2020 was as follows:

Restricted Stock Award / Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	625,325	$9.01
Granted	586,915	9.84
Vested	(206,196)	8.58
Forfeited	(129,842)	10.07
Unvested balance at March 31, 2020	876,202	$9.51

Stock Option Information

A summary of stock option activity under all stock plans for the three months ended March 31, 2020, is presented as follows:

Stock Options	Number of Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2019	6,353,370	$7.94
Granted	749,000	9.81
Exercised	(12,604)	8.63
Forfeited	(152,288)	9.76
Expired	(5,938)	11.88
Balance at March 31, 2020	6,931,540	$8.09

As of March 31, 2020, options to purchase 4,897,008 shares of common stock were exercisable at a weighted average price of $7.48 per share.

8. Stockholders' Equity
Stockholders' Equity

The following tables present the changes in stockholders' equity (in thousands):

	Three months ended March 31, 2020
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	39,204	$4	$304,963	$13	$(223,059)	$81,921
Comprehensive loss
Net loss	—	—	—	—	(22,761)	(22,761)
Change in unrealized gains on available for sale securities	—	—	—	(9)	—	(9)
Total comprehensive loss						(22,770)
Stock-based compensation	—	—	2,064	—	—	2,064
RSU issuance of shares when vested	95	—	(461)	—		(461)
Shares withheld related to net share settlement of equity awards	(22)	—	(208)	—		(208)
Exercise of common stock options	13		124			124
Balance at March 31, 2020	39,290	$4	$306,482	$4	$(245,820)	$60,670

	Three months ended March 31, 2019
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	33,948	$3	$252,885	$(11)	$(161,670)	$91,207
Comprehensive loss
Net loss	—	—	—	—	(16,055)	(16,055)
Change in unrealized gains on available for sale securities	—	—	—	(2)	—	(2)
Total comprehensive loss						(16,057)
Stock-based compensation	—	—	1,860	—	—	1,860
RSU issuance of shares when vested	51	—	(279)	—	—	(279)
Shares withheld related to net share settlement of equity awards	(21)	—	(214)	—	—	(214)
Exercise of common stock options	103	—	652	—	—	652
Public offering of common stock, net of $2,924 of offering costs	4,847	1	43,124	—	—	43,125
Balance at March 31, 2019	38,928	$4	$298,028	$(13)	$(177,725)	$120,294

9. Leases
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

Operating lease expense was $265,000 and $229,000 for the three months ended March 31, 2020 and 2019, which includes $33,000 and $26,000 of short-term lease expense, respectively. The following tables below do not include short term lease. The February 2020 lease is not included since the new lease term will not start until May 1, 2020. We also have various equipment operating lease agreements.

Supplemental cash flow information, as of March 31, 2020, related to operating leases as follows (in thousands):

Amortization of operating lease	$187
Cash paid within operating cash flows	$198
Right-of-use assets obtained in exchange for new lease liabilities	$19

Supplemental balance sheet information, as of March 31, 2020, related to operating leases was as follows (in thousands, except lease term and discount rate):

Reported as:
Operating lease right-of-use assets	$2,833

Current portion of operating lease liabilities	$618
Long-term operating lease liabilities	2,506
Total lease liabilities	$3,124

Weighted average remaining lease term (years)	4.7 years
Weighted average discount rate	5.50%

As of March 31, 2020, we are obligated to make minimum lease payments under non-cancelable operating leases, as follows (in thousands):

Year ending December 31,	Lease Payments
2020 (remaining of year)	$612
2021	656
2022	684
2023	704
2024	719
2015 and thereafter	204
Total lease payments	3,579
Less: imputed interest	(455)
Total lease liabilities	$3,124

10. Commitments and contingencies

Purchase Commitments

In June 2018, we entered into a Strategic Supply Agreement (the “Agreement”), with Pall Corporation (“Pall”) for the purchase of equipment and consumables to be used in support of our manufacturing requirements, including, but not limited to the Plant. Pursuant to the agreement, we will purchase certain pharmaceutical manufacturing equipment and related services in the aggregate amount of $3.8 million with a seven year consumable purchase obligation in the aggregate amount of approximately $16.5 million. The agreement is subject to customary undertakings, covenants, obligations, rights and conditions. We have incurred $3,778,000 in equipment purchase costs in December 2019. As of March 31, 2020, we are obligated to make consumable purchases and committed purchases as follows (in thousands):

Year ending December 31,	Consumable commitments	Consumable purchases	Remaining commitments
2020	$1,650	$823	$827
2021	3,300	—	3,300
2022	3,625	—	3,625
2023	3,625	—	3,625
2024	4,285	—	4,285
Total	$16,485	$823	$15,662

11. Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2020	2019
Basic and diluted net loss per share:
Numerator:
Net loss	$(22,761)	$(16,055)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	39,186	37,786
Net loss per share, basic and diluted	$(0.58)	$(0.42)

There was no difference between the Company’s net loss and the net loss attributable to common stockholders for all periods presented.
Stock options to purchase 6,931,540 shares of common stock, 62,500 shares unvested restricted stock awards and 813,702 restricted stock units as of March 31, 2020, were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2020, because their effect was anti-dilutive.
Stock options to purchase 6,692,139 shares of common stock and 125,000 shares unvested restricted stock awards and 236,250 restricted stock units were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2019, because their effect was anti-dilutive.

12. Restructuring plan

On March 16, 2020, we announced a strategic realignment of our business model whereby KindredBio becomes a biologics-only company focused on accelerating our deep pipeline of late-stage biologics candidates in canine and feline markets, while discontinuing small molecule development for these species. We plan to rely more on a partnership-based model for commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales. Accordingly, the companion animal commercial infrastructure will be substantially reduced. In connection with this strategic shift, we eliminated 53 positions, representing about one-third of our current workforce. The eliminated positions primarily relate to the companion animal sales force and research and development for small molecule programs. Restructuring expenses and retirement costs related to severance and health care benefits are expected to be approximately $1.7 million, exclusive of stock compensation.

13. Subsequent event
On April 8, 2020, we entered into an at the market offering agreement (the “offering agreement”) with H.C. Wainwright & Co., LLC (“HCW”) pursuant to which we may offer and sell from time to time through HCW shares of our common stock, having an aggregate offering price of up to $25.0 million, which amount may be increased from time to time under the terms of the offering agreement. We have agreed to pay HCW a commission rate of up to 3.0% of the gross sales price per share of any of our shares of common stock sold under the offering agreement. We also have agreed to reimburse HCW for legal fees and disbursements, not to exceed a total of $50,000, incurred by it in connection with the negotiation and preparation of the offering agreement and have provided HCW with customary indemnification rights.

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

        These forward-looking statements are based on our current expectations. These statements are not promises or guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements. These risks include, but are not limited to, the following: our limited operating history and expectations of losses for the foreseeable future; the absence of significant revenue from our products and our product candidates for the foreseeable future; the likelihood that our revenue will vary from quarter to quarter; our potential inability to obtain any necessary additional financing; our substantial dependence on the success of our products and our lead product candidates which may not be successfully commercialized even if they are approved for marketing; the effect of competition; our potential inability to obtain regulatory approval for our existing or future product candidates; our dependence on third parties to conduct some of our development activities; our dependence upon third-party manufacturers for supplies of our products and our product candidates and the potential inability of these manufacturers to deliver a sufficient amount of supplies on a timely basis; the uncertain effect of the COVID-19 pandemic on our business, results of operations and financial condition; uncertainties regarding the outcomes of trials regarding our product candidates; our potential failure to attract and retain senior management and key scientific personnel; uncertainty about our ability to enter into satisfactory agreements with third-party licensees of our biologic products or to develop a satisfactory sales organization for our equine small molecule products; our significant costs of operating as a public company; potential cyber-attacks on our information technology systems or on our third-party providers’ information technology systems, which could disrupt our operations; our potential inability to repay the secured indebtedness that we have incurred from third-party lenders, and the restrictions on our business activities that are contained in our loan agreement with these lenders; the risk that our 2020 strategic realignment plan will result in unanticipated costs or revenue shortfalls; uncertainty about the amount of royalties that we will receive from the sale of Mirataz® to Dechra Pharmaceuticals PLC; our potential inability to obtain and maintain patent protection and other intellectual property protection for our products and our product candidates; potential claims by third parties alleging our infringement of their patents and other intellectual property rights; our potential failure to comply with regulatory requirements, which are subject to change on an ongoing basis; the potential volatility of our stock price; and the significant control over our business by our principal stockholders and management.

        For a further description of these risks and uncertainties and other risks and uncertainties that we face, please see the “Risk Factors” sections that are contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 16, 2020, and any subsequent updates that may be contained in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our other Quarterly Reports on Form 10-Q filed with the SEC.  As a result of the risks and uncertainties described above and in our filings with the SEC, actual results may differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date of this report and we undertake no obligation to update or revise these statements, except as may be required by law.

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
Our first product, Mirataz® (mirtazapine transdermal ointment) was approved in May 2018 and became commercially available to veterinarians in the United States in July 2018. In November 2019, our second product, Zimeta™ (dipyrone injection) for the control of fever in horses was approved by the FDA and became commercially available in December 2019. In addition, we have multiple other product candidates, including several biologics, in various stages of development.
On March 16, 2020, we entered into an Asset Purchase Agreement whereby we agreed to sell Mirataz, our transdermal drug for the management of weight loss in cats, to Dechra for a cash purchase price of $43 million, of which $38.7 million will be paid on the closing date and $4.3 million will be paid out of escrow beginning in 12 months assuming no escrow claims, alongside an ongoing royalty on global net sales. The acquisition comprises worldwide marketing rights, intellectual property rights, marketing authorizations and associated regulatory documentation, third party supply contracts related to raw material and manufacture of the finished product, and certain product inventory. On April 15, 2020, we completed the sale of Mirataz to Dechra.
Concurrent with the divestiture of Mirataz, we announced a strategic realignment of our business model whereby KindredBio becomes a biologics-only company focused on accelerating our deep pipeline of late-stage biologics candidates in canine and feline markets, while discontinuing small molecule development for these species. We believe monoclonal antibodies are the future of veterinary medicine, and represent the greatest opportunity for value creation, given large potential markets for our programs and our competitive advantage in biologics. We plan to rely more on a partnership-based model for commercialization strategy similar to the traditional human biotech commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales. Accordingly, the companion animal commercial infrastructure will be substantially reduced. In connection with this strategic shift, we eliminated 53 positions, representing about one-third of our current workforce. The eliminated positions primarily relate to the companion animal sales force and research and development for small molecule programs.
Business and Development Updates

We recorded $0.6 million and $0.5 million in net revenues related to product sales in the three months ended March 31, 2020 and 2019. Substantially all of the revenues recorded in the first quarter of 2020 were for Mirataz, reflecting limited distributor stocking during the Mirataz asset sale negotiation. Sale of Mirataz from distributors to veterinary clinics reached a record $1.6 million in the quarter, underscoring continued growth in customer adoption. Revenues for Zimeta were $7,000, reflecting expected limited activity during the winter months and a downturn in equine transportation as a result of COVID-19.

Biologic Product Candidates

On October 30, 2018, we reported positive topline results from our pilot efficacy study of KIND-016, a fully caninized, high-affinity monoclonal antibody targeting interleukin-31 (IL-31), for the treatment of atopic dermatitis in dogs. Following the successful pilot efficacy study, we conducted a pilot field effectiveness study for our IL-31 antibody and reported positive topline results on July 29, 2019. The manufacturing scale-up process is proceeding as planned, and the pivotal efficacy study for KIND-016 is expected to start in the second half of 2020.

On March 24, 2020, we announced positive results from our pilot field efficacy study of KIND-025, a canine fusion protein targeting interleukin-4 (IL-4) and interleukin-13 (IL-13), for the treatment of atopic dermatitis in dogs. A higher treatment success rate was observed in the KIND-025 group over the placebo group from week 1 through week 4.

Positive efficacy signals were also detected with other endpoints including 20mm or higher reduction from baseline in PVAS score. Cell line development is being continued as we further evaluate this program. The IL-4 and IL-13 pathways are key drivers of the inflammation that underlies atopic dermatitis and other allergic diseases. The IL-4/13 SINK molecule binds to both IL-4 and IL-13 circulating in the blood and inhibits their interactions with their respective receptors, thereby modifying the clinical signs associated with atopic dermatitis.

In December 2019 we announced the outcome of a positive pilot laboratory study of KIND-032, a fully caninized monoclonal antibody targeting interleukin-4 receptor, for the treatment of atopic dermatitis in dogs. The CADESI scores were assessed by board-certified veterinary dermatologists who were blinded to treatment assignments. The study demonstrated that KindredBio's antibody was well-tolerated. Although the study was a single-dose study designed primarily to assess safety and pharmacokinetics, evidence of positive efficacy and dose response was observed at Week 1, as measured by CADESI-04. A second pilot study to further assess efficacy and dosing is planned for mid-2020. The IL-4 pathway is a key driver of the inflammation that underlies atopic dermatitis. KIND-032 binds to the IL-4 receptor on the surface of immune cells. The KIND-032 program is advancing ahead of schedule and is being prioritized ahead of IL-4/13 SINK.

Atopic dermatitis is an immune-mediated inflammatory skin condition in dogs. It is the leading reason owners take their dog to the veterinarian, and the current market size is over $700 million annually and growing rapidly. KindredBio is pursuing a multi-pronged approach toward atopic dermatitis, with a portfolio of promising biologics.

We announced positive results from our pilot efficacy study of KIND-030, a chimeric, high-affinity monoclonal antibody targeting canine parvovirus (CVP) on August 1, 2019. This was a 12-dog study, of which 4 dogs were treated prophylactically and 2 dogs were treated after establishment of the infection. All treated dogs survived, compared to none in the applicable placebo group. The effect was seen in both prophylaxis setting, as well as in a treatment setting after establishment of infection. Pivotal studies for this molecule are expected to be completed in 2020, with approval timeline on track.

CVP is the most significant contagious viral cause of enteritis in dogs, especially puppies, with mortality rates reportedly as high as 91%. There are currently no FDA or USDA approved treatments for CPV, nor any other available treatment.

The pivotal efficacy study for KindredBio’s feline recombinant erythropoietin was initiated in the fourth quarter. Due to COVID-19, a number of veterinary clinics are not conducting clinical trials currently. We are actively implementing practices consistent with guidance provided by the U.S. Food and Drug Administration (FDA) on studies conducted during the COVID-19 pandemic to minimize the impact on timelines. An update will be provided with the second quarter results. The product candidate is being developed for the management of non-regenerative anemia in cats. It has been engineered by the company to have a prolonged half-life compared to endogenous erythropoietin, a protein that regulates and stimulates production of red blood cells.

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

The pilot field effectiveness study for KindredBio's anti-TNF antibody for canine inflammatory bowel disease (IBD) is underway. Due to COVID-19, a number of veterinary clinics are not conducting clinical trials currently, and completion is now expected to extend beyond the first half of 2020. We are actively implementing practices consistent with guidance provided by the FDA on studies conducted during the COVID-19 pandemic to minimize the impact on timelines An update will be provided with the second quarter results.

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

Equine Product Candidates

The pivotal field effectiveness study for KIND-012 (dipyrone oral gel) for the treatment of fever in horses has been completed with positive results. The target animal safety study is also complete, and KIND-012 was found to be well-tolerated. KIND-012, which is a proprietary oral gel, is expected to expand use of the drug and build upon the success of Zimeta. We have agreed on a path forward with the FDA.

The pilot field effectiveness study of KIND-014 for the treatment of gastric ulcers in horses has been completed with positive results. The pivotal field efficacy study was initiated in the fourth quarter of 2019.

Equine gastric ulcer syndrome (EGUS) is a common condition in horses. Prevalence estimates have been reported to range from 60 to 90 percent in adult horses, depending on age, performance, and evaluated populations. A variety of clinical signs are associated with EGUS, including poor appetite, poor condition, colic, and behavioral issues.

Manufacturing

We have constructed a Good Manufacturing Practice, or GMP, biologics manufacturing plant in Burlingame, CA which is fully commissioned. We have proceeded to GMP manufacturing of our feline erythropoietin product candidate in January 2018. In addition, construction and commissioning of our biologics manufacturing lines in our manufacturing plant in Elwood, Kansas have also been completed. The Elwood facility includes approximately 180,000 square feet with clean rooms, utility, equipment, and related quality documentation suitable for biologics and small molecule manufacturing.

We are a commercial-stage company with two products just recently approved for marketing and sale. On April 15, 2020, we completed the sale of one of the products, Mirataz, to Dechra. We have incurred significant net losses since our inception. We incurred cumulative net losses of $245,820,000 through March 31, 2020. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings. From our initial public offering in December 2013 through March 31, 2020, we raised approximately $269.5 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses. On April 8, 2020, we entered into an at the market offering agreement where we may offer and sell from time to time through HCW shares of our common stock, having an aggregate offering price of up to $25.0 million.

On September 30, 2019, we entered into the Loan Agreement with the Lenders. The Loan Agreement provides KindredBio with up to $50 million of borrowing capacity available in three tranches, each bearing interest at 1-Month LIBOR + 6.75% with a floor of 2.17%. Under the terms of the agreement, an initial tranche of $20 million was funded at closing. KindredBio is required to make interest only payments on a monthly basis through October 2021. An additional $30 million will be available in two tranches at our option, subject to certain conditions. The entire debt facility will mature on September 30, 2024. See Note 6 to our financial statements for further details.

As of March 31, 2020, we had cash, cash equivalents and investments of $54,571,000. Our sale of Mirataz to Dechra completed on April 15, 2020 with proceeds of $38.7 million received and the balance of $4.3 million to be paid out from escrow beginning in 12 months assuming no escrow claims.

For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our product candidates and begin to commercialize them if they are approved by the Center for Veterinary Medicine branch, or CVM, of the FDA, the U.S. Department of Agriculture, or USDA, or the European Medicines Agency, or EMA. If we are required to further fund our operations, we expect to do so through public or private equity offerings, debt financings, corporate collaborations and licensing arrangements. We cannot assure you that such funds will be available on terms favorable to us, if at all. The strategic realignment of our business model whereby we rely more on a partnership-based model for commercialization strategy similar to the traditional human biotech commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales may require us to relinquish rights to certain of our technologies. In addition, we may never successfully complete development of, obtain adequate patent protection for, obtain necessary regulatory approval, or achieve commercial viability for any other product candidates besides Mirataz and Zimeta. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations, and we may be unable to continue as a going concern.

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
There have been no significant changes to our critical accounting policies since the beginning of our fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 16, 2020.

Results of Operations
In March 2020, we announced a strategic realignment of our business model whereby Kindredbio becomes a biologics-only company focused on accelerating our deep pipeline of late-stage biologics candidates in canine and feline markets, while discontinuing small molecule development for these species. We plan to rely more on a partnership-based model for commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales. Accordingly, the companion animal commercial infrastructure will be substantially reduced. In connection with this strategic shift, we eliminated 53 positions, representing about one-third of our current workforce. The eliminated positions primarily relate to the companion animal sales force and research and development for small molecule programs. Restructuring expenses and retirement costs related to severance and health care benefits are expected to be approximately $1.7 million, exclusive of stock compensation.
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three months ended March 31,
	2020	2019
Net product revenues	$603	$515

Operating costs and expenses:
Cost of product revenues (1)	3,577	92
Research and development	8,867	7,152
Selling, general and administrative	8,873	9,901
Restructuring costs	1,676	—
Total operating costs and expenses	22,993	17,145
Loss from operations	(22,390)	(16,630)
Interest and other income, net	(371)	575
Net loss	$(22,761)	$(16,055)

(1) Includes $3,494,000 Finished Goods write-off related to the Dechra Asset Purchase Agreement, due to the transition to proprietary Dechra brand labelling.

Revenues
We recorded $0.6 million and $0.5 million in net revenues related to product sales in the three months ended March 31, 2020 and 2019. Substantially all of the revenues recorded in the first quarter of 2020 were for Mirataz, reflecting limited distributor stocking during the Mirataz asset sale negotiation. Sale of Mirataz from distributors to veterinary clinics reached a record $1.6 million in the quarter, underscoring continued growth in customer adoption. Revenues for Zimeta were $7,000, reflecting a seasonally slow first quarter amid limited activity during the winter months and a downturn in equine transportation as a result of COVID-19.
Our product sales to three large distributors, namely MWI Animal Health, Midwest Veterinary Supply, and Covetrus, each accounted for more than 10% of total revenues for three months ended March 31, 2020. On a combined basis, these distributors accounted for approximately 73% of our product sales in the United States for the three months ended March 31, 2020.

Our product sales to two large distributors, namely Covetrus and Patterson, each accounted for more than 10% of total revenues for the quarter ended March 31, 2019. On a combined basis, these distributors accounted for approximately 87% of our product sales in the United States.

We currently estimate a 2% product return liability for Mirataz and 3% for Zimeta, using probability-weighted available industry data and data provided by the our distributors such as the inventories remaining in the distribution channel (Notes 1 and 2). To-date we did not have any product returns. We did not record an allowance for doubtful accounts as our analysis did not uncover any collection risks.

(In thousands)	Three months ended March 31,
	2020	2019
Gross product revenues
Mirataz	$616	$531
Zimeta	7	—
Total gross product revenues	623	531
Less allowance for product returns
Mirataz	(20)	(16)
Zimeta	—	—
Total allowances for product returns	(20)	(16)
Net Product Revenues
Mirataz	596	515
Zimeta	7	—
Total net product revenues	603	515
Cost of product revenues
Mirataz	(3,575)	(92)
Zimeta	(2)	—
Total cost of product revenues	(3,577)	(92)
Gross profit
Mirataz	(2,979)	423
Zimeta	5	—
Total gross profit	$(2,974)	$423

Cost of product revenues
Cost of product revenues consists primarily of the cost of direct materials, direct labor and overhead costs associated with manufacturing, inbound shipping and other third-party logistics costs.

As a result of the sale of Mirataz, we determined that the remaining Mirataz product not included in the sale of transferred assets to Dechra does not have any future use and will be scrapped. Accordingly, we wrote-off approximately $3,494,000 Mirataz inventory upon the signing of the Asset Purchase Agreement on March 16, 2020, due to the transition to proprietary Dechra brand labelling.

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

Research and development expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended March 31,		%
	2020	2019	Change
Payroll and related	$3,817	$3,279	16%
Consulting	164	778	(79)%
Field trial costs, including materials	1,127	668	69%
Biologics development and supplies	1,415	864	64%
Stock-based compensation	553	436	27%
Other	1,791	1,127	59%
	$8,867	$7,152	24%

During the three months ended March 31, 2020, research and development expense related primarily to advancing the development of KIND-012, KIND-014, KIND-510a and other early stage biologic programs.

Research and development expenses for the three months ended March 31, 2020, increased by 24% to $8,867,000 compared with $7,152,000 for the same period in 2019. The $1,715,000 increase was primarily due to the inclusion of expenses from the Kansas facility as it began to manufacture clinical trial material. Prior to the first quarter, construction and commissioning expenditures associated with the Kansas facility had been categorized as general and administrative expenses. Outsourced research and development expenses related to new biologic projects, KIND-014, KIND-510a, KIND-012, CAD programs, and other product development programs for three months ended March 31, 2020 were $400,000, $300,000, $186,000, $83,000, $47,000 and $150,000, respectively. Outsourced research and development expense consists primarily of costs related to CMC, clinical trial costs and consulting.

We expect research and development expense for the rest of the year to remain consistent with prior quarters.  Due to the inherently unpredictable nature of our development, we cannot reasonably estimate or predict the nature, specific timing or estimated costs of the efforts that will be necessary to complete the development of our product candidates.

Selling, General and Administrative Expense
Selling, general and administrative expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended March 31,		%
	2020	2019	Change
Payroll and related	$3,127	$4,140	(24)%
Consulting, legal and professional services	1,754	816	115%
Stock-based compensation	1,511	1,424	6%
Corporate and marketing expenses	1,263	1,501	(16)%
Other	1,218	2,020	(40)%
	$8,873	$9,901	(10)%
Selling, general and administrative expenses for the three months ended March 31, 2020 decreased by 10% to $8,873,000, when compared to the same periods in 2019. The $1,028,000 year-over-year decrease was mainly due to the re-categorization of Kansas plant expenditures as research and development expenses, offset by higher legal fees.

We expect selling, general and administrative expense to to decrease going forward due to the restructuring and elimination of our companion animal sales force. We plan to rely more on a partnership-based model for commercialization whereby our pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payment, contingent milestones, and royalties on future sales.

Interest and Other Income, Net

(In thousands)
	Three months ended March 31,
	2020	2019
Interest and other (expense) income, net	$(371)	$575

The decrease of approximately $946,000 in the first three months ended March 31, 2020 compared to the same period in 2019 was the result of $296,000 lower interest income due to lower cash and investment balances. In addition, the change was further impacted by interest expenses of approximately $449,000, loan amendment fee of $100,000, and other loan amortization fees of approximately $85,000. There were no borrowings in the first quarter of 2019.

Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets.  Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of March 31, 2020, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in September 2012 through March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $245,820,000. Since inception and through March 31, 2020, we raised approximately $269.5 million in net proceeds. On September 30, 2019, we entered into the Loan Agreement with the Lenders. The Lenders have agreed to make available to us an aggregate principal amount of up to $50.0 million under the Loan Agreement. On September 30, 2019, we received the first tranche of loan $19.2 million, net of debt issuance costs. An additional $30 million will be available in two tranches at our option, subject to certain conditions.

As of March 31, 2020, we had cash, cash equivalents and investments of $54,571,000. We believe our cash, cash equivalents and investments, proceeds of $43 million from the sale of our Mirataz asset, revenues from anticipated partnerships, and additional draw down of $30 million from our Loan Agreement which is contingent on the achievement of certain milestones, are sufficient to fund our planned operations through 2022. In addition, the April 8, 2020 ATM facility will provide us with access to cash if required.

Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Three months ended March 31,
	2020	2019
	(In thousands)
Net cash used in operating activities	$(17,112)	$(18,654)
Net cash provided by (used in) investing activities	$15,631	$(12,334)
Net cash (used in ) provided by financing activities	$(545)	$43,284

Net cash used in operating activities
During the three months ended March 31, 2020, net cash used in operating activities was $17,112,000. The net loss of $22,761,000 for the three months ended March 31, 2020 included non-cash charges of $2,064,000 for stock-based compensation expense, $1,053,000 for depreciation and amortization, $85,000 for amortization of the debt discount of long-term loan, $3,494,000 for Mirataz finished goods write-off related to Dechra asset purchase, partially offset by $109,000 for the amortization of discount on marketable securities. Net cash used in operating activities was further impacted by net changes in operating assets and liabilities of $938,000.
During the three months ended March 31, 2019, net cash used in operating activities was $18,654,000. Net cash used in operating activities resulted primarily from our net loss of $16,055,000, included non-cash stock-based compensation of $1,860,000, depreciation and amortization of $500,000, loss on disposal of property and equipment of $1,000, offset by $81,000 for the amortization of premium on marketable securities. Net cash used was further impacted by net changes in operating assets and liabilities of $4,879,000.
Net cash provided by investing activities
During the three months ended March 31, 2020, net cash provided by investing activities was $15,631,000, which resulted from proceeds from maturities of marketable securities of $33,769,000, offset by $16,720,000 related to purchases of marketable securities and $1,418,000 related to purchases of equipment.
During the three months ended March 31, 2019, net cash used in investing activities was $12,334,000, due to proceeds from maturities of marketable securities of $10,600,000, offset by the purchases of marketable securities of $20,281,000 and purchases of property and equipment of $2,656,000. In addition, we also received proceeds of $3,000 from the sale of equipment.
Net cash provided by financing activities
During the three months ended March 31, 2020, net cash reduced by financing activities of $545,000 was related to proceeds of $124,000 from exercises of stock options, offset by payment of $669,000 related to restricted stock awards and restricted stock units tax liability on net settlement.
During the three months ended March 31, 2019, net cash provided by financing activities of $43,284,000 was related to net proceeds of $43,125,000 from the sale of common stock from a public offering, proceeds of $652,000 from the purchases of common stock through exercise of stock options, offset by payment of $493,000 related to restricted stock awards tax liability on net settlement.
Future Funding Requirements
We anticipate that we will continue to incur losses for the next several years due to expenses relating to:
•pivotal trials of our product candidates;
•toxicology (target animal safety) studies for our product candidates;
•biologic clinical material manufacturing; and
•maintain the operations of biologics manufacturing plant in Kansas.

We believe our cash, cash equivalents and investments, proceeds of $43 million from the sale of our Mirataz asset, revenues from anticipated partnerships, and additional draw down of $30 million from our Loan Agreement which is contingent on the achievement of certain milestones, are sufficient to fund our planned operations through 2022. In addition, the April 8, 2020 ATM facility will provide us with access to cash if required. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our future capital requirements depend on many factors, including, but not limited to:

•the scope, progress, results and costs of researching and developing our current or future product candidates;
•the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;
•the number and characteristics of the product candidates we pursue;
•the cost of manufacturing our current and future product candidates and any products we successfully commercialize, including the cost of internal biologics manufacturing capacity;
•the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;
•the expenses needed to attract and retain skilled personnel;
•the costs associated with being a public company;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements; and
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

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

Under the operating leases we are obligated to make minimum lease payments as of March 31, 2020 totaling $3,579,000 through May 2025, the timing of which is described in more detail in the notes to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820)", changes to disclosure requirements for fair value measurement. The amendments of this update modify the disclosure requirements on fair value measurements about Topic 820. It applies to all reporting entities within the scope of the affected accounting guidance. It will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Our adoption of this new guidance in the first quarter of 2020 did not have a material impact on our financial statements.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The amendments of this update simplify the accounting for income taxes by removing several exceptions. One of the exceptions may affect our company is the following: exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items (say, other comprehensive income). It applies to all reporting entities within the scope of the affected accounting guidance. It will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Our adoption of this new guidance in the first quarter of 2020 did not have a material impact on our financial statements.

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848)", changes to the interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR). The amendments provides optional expedients and exceptions for applying U.S. GAAP to contracts that reference LIBOR expected to be discontinued because of reference rate reform. The expedients and exceptions do not apply to contract modifications made after December 31, 2022. The following optional expedients are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: Modifications of contracts within the scope of Topics 470, Debt, should be accounted for by prospectively adjusting the effective interest rate. The amendments also permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. When elected, the optional expedients for contract modifications must be applied consistently for all contracts. It applies to all entities within the scope of the affected accounting guidance and will take effect as of March 12, 2020 through December 31, 2022. We have one loan contract which references LIBOR rate. We have not modified the contract with our lenders yet. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements.

We do not believe there are any other recently issued standards not yet effective that will have a material impact on our financial statements when the standards become effective.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments.
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market  price risk on our investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of March 31, 2020, our cash equivalents and investments are invested in money market funds, U.S. treasury bills, U.S. federal agency notes, corporate notes, commercial paper and U.S treasury bonds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020. There have been no material changes to those Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer
32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 7, 2020

Kindred Biosciences, Inc.

By:	/s/ Wendy Wee
Wendy Wee
Chief Financial Officer
(Principal Financial and Accounting Officer)