Form 10-Q
period 2020-06-30
Kindred Biosciences, Inc.
filed 2020-08-05
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of July 31, 2020, Kindred Biosciences, Inc. had outstanding 39,368,423 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,898	$15,986
Short-term investments	40,218	55,723
Accounts receivable	263	923
Inventories	389	4,218
Prepaid expenses and other	5,003	2,495
Total current assets	72,771	79,345
Property and equipment, net	29,569	29,777
Long-term investments	10,457	1,837
Operating lease right-of-use assets	3,082	3,001
Other assets	63	64
Total assets	$115,942	$114,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$639	$1,256
Accrued compensation	4,091	4,193
Accrued liabilities	1,562	4,131
Current portion of operating lease liabilities	657	644
Total current liabilities	6,949	10,224
Long-term liabilities:
Long-term operating lease liabilities	2,741	2,614
Long-term loan payable, net of debt issuance costs	19,436	19,265
Total liabilities	29,126	32,103

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,332,921 and 39,203,533 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	308,542	304,963
Accumulated other comprehensive income	44	13
Accumulated deficit	(221,774)	(223,059)
Total stockholders' equity	86,816	81,921
Total liabilities and stockholders' equity	$115,942	$114,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Net product revenues	$163	$1,236	$766	$1,751
Revenue from asset sale	38,700	—	38,700	—
Partner royalty revenue	158	—	158	—
Contract manufacturing revenue	546	—	546	—
Total revenues	39,567	1,236	40,170	1,751

Operating costs and expenses:
Cost of product revenues (1)	27	169	3,604	261
Contract manufacturing costs	336	—	336	—
Research and development	7,398	6,734	16,265	13,886
Selling, general and administrative	5,105	9,065	13,978	18,966
Restructuring costs	2,288	—	3,964	—
Total operating costs and expenses	15,154	15,968	38,147	33,113

Income (loss) from operations	24,413	(14,732)	2,023	(31,362)
Interest and other income (expense), net	(367)	425	(738)	1,000
Net income (loss)	24,046	(14,307)	1,285	(30,362)
Change in unrealized gains or losses on available-for-sale securities	40	26	31	24
Comprehensive income (loss)	$24,086	$(14,281)	$1,316	$(30,338)

Net income (loss) per share, basic	$0.61	$(0.37)	$0.03	$(0.79)
Weighted-average number of common shares outstanding, basic	39,240	38,887	39,213	38,340

Net income (loss) per share, diluted	$0.60	$(0.37)	$0.03	$(0.79)
Weighted-average number of common shares outstanding, diluted	40,086	38,887	40,267	38,340

(1) Includes $3,494,000 Finished Goods write-off in the first quarter of 2020 related to the Dechra Asset Purchase Agreement, consistent with the transition to proprietary Dechra branding and regulatory best practices related to label transitions on asset sale.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$1,285	$(30,362)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,987	3,762
Depreciation and amortization expense	2,260	1,095
(Gain)/loss on disposal of property and equipment	(17)	122
Amortization of discount on marketable securities	(156)	(232)
Amortization of debt discount of long-term loan	171	—
Finished goods write off related to Dechra asset purchase (1)	3,494	—
Changes in operating assets and liabilities:
Accounts receivable	660	(34)
Inventories	335	(788)
Prepaid expenses and other	(2,507)	(198)
Accounts payable	(642)	909
Accrued liabilities and accrued compensation	(1,746)	(6,044)
Net cash provided by (used in) operating activities	7,124	(31,770)
Cash Flows from Investing Activities
Purchases of investments	(51,798)	(49,415)
Maturities of investments	58,870	19,700
Purchases of property and equipment	(2,902)	(6,656)
Proceeds from sale of property and equipment	26	3
Net cash provided by (used in) investing activities	4,196	(36,368)
Cash Flows from Financing Activities
Exercises of stock options and purchase of ESPP shares	261	1,184
Payment of restricted stock awards and units tax liability on net settlement	(669)	(493)
Net proceeds from sale of common stock	—	43,125
Net cash (used in) provided by financing activities	(408)	43,816
Net change in cash and cash equivalents	10,912	(24,322)
Cash and cash equivalents at beginning of period	15,986	56,302
Cash and cash equivalents at end of period	$26,898	$31,980

(1) Includes $3,494,000 Finished Goods write-off in the first quarter of 2020 related to the Dechra Asset Purchase Agreement, due to the transition to proprietary Dechra brand labelling on asset sale.

Supplemental disclosure of non-cash investing and financing activities:

Purchases of property and equipment included in accounts payable and accrued liabilities	$31	$579

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
Concurrent with the sale of Mirataz, we announced a strategic realignment of our business model whereby we plan to rely more on a partnership-based model for commercialization strategy similar to the traditional human biotech commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales. Our focus will be on accelerating our deep pipeline of late-stage biologics candidates in canine and feline markets, while stopping small molecule development for these species. We believe monoclonal antibodies are the future of veterinary medicine, and represent the greatest opportunity for value creation, given large potential markets for our programs and our competitive advantage in biologics. Accordingly, the companion animal commercial infrastructure will be substantially reduced. In connection with this restructuring, we eliminated 53 positions and recorded a restructuring charge of approximately $1.7 million related to severance payments and health care benefits, exclusive of stock compensation, representing about one-third of our workforce. The eliminated positions primarily relate to the companion animal sales force and research and development for small molecule programs.
On June 8, 2020, we announced a plan to strengthen our strategic position by, among other things, prioritizing our most attractive late stage programs and substantially reducing our expenses to best position the company for success with the previously announced business model. This restructuring reduced our workforce by approximately 24 employees and resulted in a restructuring charge of approximately $2.3 million related to severance payments and health care benefits, exclusive of stock compensation. We expect the restructuring to be completed in the third quarter of 2020.
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

Stock Offerings

In January 2019, we completed a public offering of 4,847,250 shares of common stock, which includes the exercise in full of the underwriters' option to purchase 632,250 additional shares of our common stock, at a public offering price of $9.50 per share for total gross proceeds of approximately $46,049,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $43,140,000. On April 8, 2020, we entered into an At Market Offering ("ATM") whereby we may offer and sell shares of our common stock from time to time up to $25 million. As of June 30, 2020, no shares were sold through the ATM.

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

On March 16, 2020, we entered into a First Amendment to Loan and Security Agreement (the "First Amendment") with the Lenders in connection with the sale of our Mirataz asset. Among other things, the First Amendment increases the minimum cash amount, as defined in the Loan Agreement, required to be maintained by KindredBio to $10,000,000 at any time prior to the initial funding date of any term B loan, to $15,000,000 at all times on and after the initial funding date of any term B loan, and to $20,000,000 at all times on and after the initial funding date of any term C loan, and releases Solar Capital's lien in and to the assets that are being sold by KindredBio. We agreed to pay an amendment fee of One Hundred Thousand Dollars ($100,000), which was deemed fully earned and non-refundable on the First Amendment's effective date. The First Amendment also requires KindredBio to receive unrestricted net proceeds of at least $10,000,000 prior to December 31, 2021 pursuant to a specified sale of preferred or common stock or convertible subordinated debt financing.

Liquidity

We have incurred losses and negative cash flows from operations through the quarter ended March 31, 2020. As a result of the Mirataz asset sale in April 2020, we recorded a net income in the three and six months ended June 30, 2020. We had an accumulated deficit of $221,774,000 as of June 30, 2020. We expect to continue to incur losses and negative cash flows as we continue our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and commercialize any approved products. To date, we have been funded primarily through sales of our equity and recently through an asset sale. We might require additional capital until such time as we can generate operating revenues in excess of operating expenses. We believe that our cash, cash equivalents and investments totaling $77,573,000 as of June 30, 2020, the net reduction in our workforce and revenues from anticipated partnerships including royalties will be sufficient to fund our planned operations through mid-2022. In addition, the potential additional draw down of $30 million from our Loan Agreement, which is contingent on the achievement of certain milestones, and our April 8, 2020 ATM facility will provide us with access to additional cash and extend our runway, if required.

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
Revenue Streams

Except for the normal product sales, the second quarter of 2020 includes revenue from the sale of our Mirataz asset and the associated partner royalties and revenue from our contract manufacturing service.

Product revenue

Our product revenues consist of product revenues resulting from the sales of Mirataz and Zimeta. We account for a contract with a customer when there is a legally enforceable contract between us and our customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Our customers could either be distributors who subsequently resell our products to third parties such as veterinarians, clinics or animals hospitals or the third parties themselves. Included in product sale for the second quarter of 2020 is revenue derived from co-marketing products for our partners in conjunction with sales of Mirataz and Zimeta.

Revenue from asset sale
On March 16, 2020, we entered into an Asset Purchase Agreement to sell Mirataz to Dechra for a cash purchase price of $43 million. On April 15, 2020, we completed the sale of Mirataz to Dechra and received payment of $38.7 million on the closing date. The remaining $4.3 million will be paid out of escrow beginning in 12 months assuming no escrow claims. We concluded our accounting treatment of the asset sale to Dechra meets the scope of Accounting Standards Codification, Topic "ASC 610-20-15-2", Gains and Losses from the Derecognition of Nonfinancial Assets. We considered our strategic realignment of our business model whereby we become a biologics-only company focused on accelerating our deep pipeline of late-stage biologics candidates in canine and feline markets. Accordingly, we plan to rely more on a partnership-based model for commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payment, contingent milestones, and royalties on future sales. Based on the above evaluation in the aggregate, we concluded the proper presentation of the sale of Mirataz within operating income as part of revenue. This is presented as a separate line item and described as revenue from asset sale.

Partner royalties

Related to the Dechra Asset Purchase Agreement, Dechra will pay us a royalty based on a percentage of worldwide Net Sales, on a country-by-country basis. Net sales is defined as gross invoiced sales amount less discounts and allowances, taxes on sales, shipping charges if included in invoice price, qualified returns and chargebacks. Revenue for each quarter is accrued based on a statement furnished by Dechra and adjustments made, if any, to be in line with payment received within forty-five days of the end of the applicable calendar quarter.

Contract manufacturing revenue

The manufacturing revenue stream generally represents revenue from the manufacturing of customer product(s) recognized over time, utilizing an input method that compares the cost of cumulative work-in-process to date to the most current estimate for the entire cost of the performance obligation through manufacturing runs. Under a manufacturing contract, a quantity of manufacturing runs is ordered and the product is manufactured according to the customer’s specifications and typically only one performance obligation is included. Each manufacturing run represents a distinct service that is sold separately and has stand-alone value to the customer. The product(s) are manufactured exclusively for a specific customer and have no alternative use. The customer retains control of their product during the entire manufacturing process and can make changes to the process or specifications at their request.

The customer and our project team typically have a timeline on each milestone and duration time. They also have an estimated start and finish date. When the project is moving forward, they constantly change to the actual date to track the project progress. The timing has been shared by both parties. This becomes the most important basis for our revenue recognition.

Because of the timing effect of revenue recognition, billings and cash collections can be recorded into three different ways: billed trade receivables, contract assets (unbilled receivables), and contract liabilities (customer deposits and deferred revenue). Contract assets are recorded when our right to consideration is conditioned on something other than the passage of time. Contract assets are reclassified to trade receivables on the balance sheet when our rights become unconditional. Contract liabilities represent customer deposits and deferred revenue billed and/or received in advance of our fulfillment of performance obligations. Contract liabilities convert to revenue as we perform our obligations under the contract.

Revenue Recognition

We account for a contract with a customer when there is a legally enforceable contract between us and our customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Our customers could either be distributors who subsequently resell our products to veterinarians, clinics or animals hospitals, licensing partners or third parties.

In accordance with FASB Accounting Standards ASC 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, was applied the following steps to recognize revenue that reflects the consideration to which we expect to be entitled to receive in exchange for the promised goods or services:
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
2. Identify the performance obligations in the contract
Our product in a given purchase order is delivered at the same time and we do not separate an individual order into separate performance obligations. We have concluded the sale of finished goods and related shipping and handling are accounted for as a single performance obligation as there are no other promises to deliver goods beyond what is specified in each accepted customer order. For contract manufacturing, we have concluded the milestone of each manufacturing service are accounted for as a single performance obligation as there are no other promises beyond what is specified in each accepted customer order.
3. Determine the transaction price
The transaction price is determined based on the consideration which we will be entitled to receive in exchange for transferring goods or service to the customer, typically a fixed consideration in our contractual agreements.

4. Allocate the transaction price to the performance obligations
The transaction price is allocated entirely to the performance obligation to provide pharmaceutical products or contract manufacturing service with each milestone its own price. The nature of the promises/obligations under our contracts is to transfer a distinct good or service. Accordingly, because a single performance obligation exists, including in each milestone pertaining to contract manufacturing, no allocation of the transaction price is necessary.
5. Determine the satisfaction of performance obligation
Revenue is recognized when control of the finished goods is transferred to the customer, net of applicable reserves for variable consideration. Control of the finished goods is transferred at a point in time, upon delivery to the customer.
For contract manufacturing service, revenue is recognized over time. Control of the finished manufactured products is transferred at a point in time, upon delivery to the customer.
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

No reserves for contract manufacturing service are recorded as each manufacturing run represents a distinct service that is sold separately and has stand-alone value to the customer. The product(s) are manufactured exclusively for a specific customer and have no alternative use.

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

Our contract manufacturing customer retains control of their product during the entire manufacturing process and can make changes to the process or specifications at their request. There are no product returns.

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

No discounts and allowances are recorded for contract manufacturing service as the price of each milestone is agreed upon when the contract is signed

Sales Commissions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

Cost of Revenues

Cost of product revenues consists primarily of the cost of direct materials, direct labor and overhead costs associated with manufacturing, inbound shipping and other third-party logistics costs.

Contract manufacturing costs consist primarily of the cost of direct materials, direct labor and overhead costs associated with manufacturing, rent, facility costs and related machinery depreciation.

Inventories

We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the standard-cost method, which approximates actual cost based on a first-in, first-out method. We analyze our inventory levels quarterly and write down inventory subject to expire in excess of expected requirements, or that has a cost basis in excess of its expected net realizable value. In the quarter ended March 31, 2020, we wrote off $3,494,000 Mirataz inventory related to the Dechra Asset Purchase Agreement, due to the transition to Dechra brand labelling. Currently our inventory consists of Zimeta finished goods only.

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

Use of Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are based on historical experiences or on forecasts, including information received from third parties and other assumptions that the Company believes are reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.
Comprehensive Income (Loss)
Our comprehensive income (loss) includes the change in unrealized gains or losses on available-for-sale debt securities. The cumulative amount of gains or losses are reflected as a separate component of stockholders' equity in the condensed consolidated balance sheets as accumulated other comprehensive income (loss).
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
2. Revenues and Cost of Revenues
Beginning with the second quarter of 2020, our revenues consist of product revenues from Mirataz and Zimeta, Mirataz asset sale, partner royalties and contract manufacturing. We account for a contract with a customer when there is a legally enforceable contract between us and our customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Our revenues are measured based on the consideration specified in the contract with each customer, net of product returns, discounts and allowances if applicable.
The following table summarizes revenues and costs for three and six months ended June 30, 2020 and 2019 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues
Net product sale revenues	$163	$1,236	$766	$1,751
Revenue from asset sale	38,700	—	38,700	—
Partner royalty revenue	158	—	158	—
Contract manufacturing revenue	546	—	546	—
Total revenues	39,567	1,236	40,170	1,751
Costs of revenues
Cost of product sales (1)	27	169	3,604	261
Contract manufacturing costs	336	—	336	—
Total costs of revenues	363	169	3,940	261
Gross margin	$39,204	$1,067	$36,230	$1,490

(1) Includes $3,494,000 Finished Goods write-off in the first quarter of 2020 related to the Dechra Asset Purchase Agreement, consistent with the transition to proprietary Dechra branding and regulatory best practices related to label transitions on asset sale.

Concentrations of credit risk
Our net product revenue was generated entirely from sales within the United States. Our product sales to two large distributors, namely Covetrus and MWI Animal Health, and three large distributors, namely Covetrus, MWI Animal Health and Midwest Veterinary Supply, each accounted for more than 10% of net revenues for the three and six months ended June 30, 2020. Approximately 95% and 75% of our gross product revenues were to two and three distributors for the three and six months ended June 30, 2020, respectively. Approximately 81% and 84% of our gross product revenues were to three distributors for the three and six months ended June 30, 2019, respectively.

Our accounts receivable from amounts billed for contract manufacturing services for the second quarter of 2020 is derived from one customer. The contract requires up-front payment and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs.

Product returns

Our return policy generally allows customers to receive credit for expired products within 90 days after the product’s expiration date. We currently estimate product return liabilities of 2% for Mirataz and 3% for Zimeta of gross product revenue using probability-weighted available industry data and data provided by our distributors such as the inventories remaining in the distribution channel. Adjustments will be made in the future if actual results vary from our estimates.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at their carrying values, net of any allowances for doubtful accounts. Accounts receivable consist primarily of amounts due from distributors, for which collection is probable based on the customer's intent and ability to pay. Receivables are evaluated for collection probability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. We have no allowance for doubtful accounts as of June 30, 2020 and December 31, 2019 as our analysis did not uncover any collection risks.

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
Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of June 30, 2020
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$26,593	$26,593	$—	$—
Corporate notes	175	—	175	—
Short-term investments:
U.S. treasury bills	5,008	5,008	—	—
U.S. Treasury bonds and notes	24,275	—	24,275	—
Commercial paper	7,796	—	7,796	—
Corporate notes	3,139	—	3,139	—
Long-term investments:
U.S. Treasury bonds and notes	9,998	—	9,998	—
Corporate notes	459	—	459	—
	$77,443	$31,601	$45,842	$—

	Fair Value Measurements as of December 31, 2019
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,592	$1,592	$—	$—
Commercial paper	13,580	—	13,580	—
Short-term investments:
U.S. treasury bills	8,524	8,524	—	—
Commercial paper	25,573	—	25,573	—
U.S. government agency notes	11,461	—	11,461	—
Corporate notes	10,165	—	10,165	—
Long-term investments:
U.S. government agency notes	801	—	801	—
Corporate notes	1,036	—	1,036	—
	$72,732	$10,116	$62,616	$—

During the six months ended June 30, 2020, there were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy.
At June 30, 2020 and December 31, 2019, we did not have any financial liabilities which were measured at fair value on a recurring basis.

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
The fair value of available-for-sale investments by type of security at June 30, 2020 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$7,774	$22	$—	$7,796
U.S. treasury bills	5,000	8	—	5,008
U.S. treasury bonds	24,278	4	(7)	24,275
Corporate notes	3,125	14	—	3,139
	40,177	48	(7)	40,218
Long-term investments:
U.S. treasury bonds	9,998	1	(1)	9,998
Corporate notes	456	3	—	459
	10,454	4	(1)	10,457
Total available-for-sale investments	$50,631	$52	$(8)	$50,675

The fair value of available-for-sale investments by type of security at December 31, 2019 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$8,517	$7	$—	$8,524
Commercial paper	25,576	3	(6)	25,573
U.S. government agency notes	11,460	2	(1)	11,461
Corporate notes	10,157	8	—	10,165
	55,710	20	(7)	55,723
Long-term investments:
U.S. government agency notes	801	—	—	801
Corporate notes	1,036	—	—	1,036
	1,837	—	—	1,837
Total available-for-sale investments	$57,547	$20	$(7)	$57,560

5. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued consulting	$318	$589
Accrued research and development costs	658	1,336
Other expenses	586	2,206
	$1,562	$4,131

6. Borrowings
On September 30, 2019, we entered into the Loan and Security Agreement with Solar Capital Ltd. The Lenders have agreed to make available to KindredBio an aggregate principal amount of up to $50.0 million under the Loan Agreement. We plan to use the loan proceeds to support the development and commercialization of our products and product candidates as well as for working capital and general corporate purposes.The Loan Agreement provides for a term loan commitment of $50.0 million in three tranches: (1) a $20.0 million term A loan that was funded on September 30, 2019; (2) a $15.0 million term B loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, no later than December 31, 2020; and (3) a $15.0 million term C loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, on or before June 30, 2021. Each term loan has a maturity date of September 30, 2024. Each term loan bears interest at a floating per annum rate equal to the one-month LIBOR rate (with a floor of 2.17%) plus 6.75%. We are permitted to make interest-only payments on each term loan through October 31, 2021. The interest-only period can be extended by six months upon our satisfaction of the minimum liquidity requirements described in the Loan Agreement. We have agreed to maintain cash at all times equal to at least $5.0 million prior to the funding of the term B loan, at least $10.0 million after the funding of the term B loan and at least $15.0 million after the funding of the term C loan, plus in each case the amount of our accounts payable that have not been paid within 90 days from the invoice date subject to certain exceptions. Equal monthly payments of principal will be due and payable commencing at the end of the interest-only period of the term loans. In connection with the term loan, we incurred closing costs of $819,000, which are shown net of the proceeds and will be amortized over the term of the loan using the effective interest method. We are obligated to pay a facility fee in the amount of 0.50% of each term loan that is funded and a non-utilization fee in the amount of 0.25% of each term B loan and term C loan to the extent that such loans are not funded. We are obligated to pay a final fee equal to 3.60% of the aggregate amount of the term loans funded (or 4.35% of such funded loans if the interest-only period is extended as described above), such final fee to be due and payable upon the earliest to occur of (1) the maturity date, (2) the acceleration of the term loans, and (3) the prepayment of the term loans. We have the option to prepay all, but not less than all, of the outstanding principal balance of the term loans under the Loan Agreement. If we prepay the term loans prior to the maturity date, we must pay the Lenders a prepayment premium fee based on a percentage of the outstanding principal balance, equal to 3.0% if the payment occurs on or before September 30, 2020, 2.0% if the prepayment occurs after September 30, 2020 but on or before September 30, 2021, or 1.0% if the prepayment occurs after September 30, 2021. Our obligations under the Loan Agreement are secured by a first-priority security interest in substantially all of KindredBio’s assets, including our intellectual property, and a lien on our real property. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, and a default upon the occurrence of a material adverse change affecting us. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balance, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all their rights and remedies as set forth in the Loan Agreement and under applicable law. We were in compliance with all covenants as of June 30, 2020.

In conjunction with the Dechra Asset Purchase Agreement, on March 16, 2020, we entered into a First Amendment to Loan and Security Agreement (the "First Amendment") with the Lenders in connection with the sale of our Mirataz asset. Among other things, the First Amendment increases the minimum cash amount, as defined in the Loan Agreement, required to be maintained by KindredBio to $10,000,000 at any time prior to the initial funding date of any term B loan, to $15,000,000 at all times on and after the initial funding date of any term B loan, and to $20,000,000 at all times on and after the initial funding date of any term C loan, and releases Solar Capital's lien in and to the assets that are being sold by KindredBio. We agreed to pay an amendment fee of One Hundred Thousand Dollars ($100,000), which shall be deemed fully earned and non-refundable on the First Amendment's effective date. The First Amendment also requires KindredBio to receive unrestricted net proceeds of at least $10,000,000 prior to December 31, 2021 pursuant to a specified sale of preferred or common stock or convertible subordinated debt financing.

As of June 30, 2020, assuming the principal payments start on November 1, 2021, our future debt payment obligations towards the principal and final fee, excluding interest payments and exit fee, for the respective fiscal years are as follows (in thousands):

2020	$—
2021	1,111
2022	6,667
2023	6,667
2024	6,275
Total principal and final fee payments	20,720
Less: Unamortized debt issuance costs	(672)
Less: Unaccreted value of final fee	(612)
Loan payable, long term	$19,436

7. Common Stock and Stock-Based Awards
Common Stock
During the six months ended June 30, 2020, we issued 26,104 shares of common stock in connection with the exercise of stock options for gross proceeds of $152,000, vested 206,196 restricted stock awards and restricted stock units and withheld 21,563 shares of restricted stock awards and 48,646 shares related to restricted stock units to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock and restricted stock units (see below).

Stock-Based Awards
The table below shows the number of shares of common stock underlying options granted to employees, directors and consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

Stock Option Plan	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Shares underlying options granted	1,000	20,500	750,000	1,049,500
Weighted-average exercise price	$4.85	$8.59	$9.80	$9.90
Weighted average risk- free interest rate	0.42%	2.24%	1.66%	2.54%
Weighted average expected term (years)	6.1	6.1	5.8	5.9
Weighted average expected volatility	56%	56%	54%	57%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$2.49	$4.69	$5.00	$5.42

In June 2018, we adopted the 2018 Equity Incentive Plan (the “2018 Plan”), and reserved 3,000,000 shares of our common stock for issuance under the 2018 Plan. At the Annual Meeting of Stockholders of the Company held on June 15, 2020 (the “2020 Annual Meeting”), our stockholders approved an amendment to the 2018 Equity Incentive Plan (as amended, the “2018 Plan”) to increase the number of shares of common stock authorized for issuance by 1,600,000 shares. The 2018 Plan is the successor to our 2016 Equity Incentive Plan (the “2016 Plan”), which was retired on June 21, 2018 upon stockholders’ approval of our 2018 Plan. The 2016 Plan was the successor to our 2012 Equity Incentive Plan (the "2012 Plan"), which was retired on May 23, 2016 upon stockholders' approval of our 2016 Plan. All awards made under the 2016 and 2012 Plans shall remain subject to the terms of these plans. Options granted under the 2018 Plan may be either incentive stock options or nonstatutory stock options. The 2018 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The exercise price of a stock option may not be less than 100% of the closing price of our common stock on the date of the grant. If, at any time we grant an incentive stock option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of KindredBio stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of one or four years from the date of grant. Options granted under the 2018 Plan expire no later than 10 years from the date of grant. As of June 30, 2020, there were 2,108,472 option shares outstanding, and 1,923,114 shares available for future grants under the 2018 Plan.

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

We use the Black-Scholes option pricing model, in combination with the discounted employee price, in determining the value of the Stock Purchase Plan expense to be recognized during each offering period. The following assumptions were used in the Black-Scholes option pricing model to calculate employee stock-based compensation:

Stock Purchase Plan	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Weighted average risk-free interest rate	0.18%	2.35%	0.91%	2.44%
Weighted average expected term (years)	0.5	0.5	0.5	0.5
Weighted average expected volatility	124.5%	41.6%	88.5%	44.9%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$2.08	$2.02	$2.14	$2.84

Under the Stock Purchase Plan, employees purchased 29,797 shares of common stock for $109,000 during the six months ended June 30, 2020. At June 30, 2020 and December 31, 2019, we had an outstanding liability of $19,000 and $40,000, respectively, which is included in accrued compensation on the condensed consolidated balance sheets, for employee contributions to the Stock Purchase Plan for shares pending issuance at the end of the next offering period.

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Research and development	$509	$497	$1,062	$933
General and administrative	1,414	1,405	2,925	2,829
	$1,923	$1,902	$3,987	$3,762

We had an aggregate of approximately $8,301,000 of unrecognized stock-based compensation expense for options outstanding and the Stock Purchase Plan as of June 30, 2020 which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Award and Restricted Stock Units
On January 23, 2017, we granted 250,000 shares of restricted stock awards to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. On January 22, 2018, we granted 315,000 shares of restricted stock units to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. In Q1 2019, we granted 300,775 shares of restricted stock units to most of our employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. In Q1 2020, we granted 586,915 shares of restricted stock units to most of our employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date.The total stock-based compensation expense related to all awards and units is $13,288,000. As of June 30, 2020, we have an aggregate of approximately $5,940,000 unrecognized stock-based compensation expense for restricted stock awards and units outstanding which is expected to be recognized over a weighted-average period of 2.9 years.

Restricted stock award and restricted stock units activity for six months ended June 30, 2020 was as follows:

Restricted Stock Award / Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	625,325	$9.01
Granted	586,915	9.84
Vested	(206,196)	8.58
Forfeited	(258,627)	10.08
Unvested balance at June 30, 2020	747,417	$9.41

Stock Option Information

A summary of stock option activity under all stock plans for the six months ended June 30, 2020, is presented as follows:

Stock Options	Number of Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2019	6,353,370	$7.94
Granted	750,000	9.80
Exercised	(26,104)	5.85
Forfeited	(261,501)	9.58
Expired	(20,354)	10.59
Balance at June 30, 2020	6,795,411	$8.08

As of June 30, 2020, options to purchase 5,093,759 shares of common stock were exercisable at a weighted average price of $7.56 per share.

8. Stockholders' Equity
Stockholders' Equity

The following tables present the changes in stockholders' equity (in thousands):

	Three months ended June 30, 2020
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at March 31, 2020	39,290	$4	$306,482	$4	$(245,820)	$60,670
Comprehensive income
Net income	—	—	—	—	24,046	24,046
Change in unrealized gains on available for sale securities	—	—	—	40	—	40
Total comprehensive income						24,086
Stock-based compensation expenses	—	—	1,923	—	—	1,923
Exercise of common stock options	13	—	28	—		28
Common stock issued under ESPP	30		109			109
Balance at June 30, 2020	39,333	$4	$308,542	$44	$(221,774)	$86,816

	Three months ended June 30, 2019
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at March 31, 2019	38,928	$4	$298,028	$(13)	$(177,725)	$120,294
Comprehensive loss
Net loss	—	—	—	—	(14,307)	(14,307)
Change in unrealized gains on available for sale securities	—	—	—	26	—	26
Total comprehensive loss						(14,281)
Stock-based compensation expenses	—	—	1,902	—	—	1,902
Exercise of common stock options	78	—	280	—	—	280
Common stock issued under ESPP	37	—	252	—	—	252
Balance at June 30, 2019	39,043	$4	$300,462	$13	$(192,032)	$108,447

	Six months ended June 30, 2020
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	39,204	$4	$304,963	$13	$(223,059)	$81,921
Comprehensive income
Net income	—	—	—	—	1,285	1,285
Change in unrealized gains on available for sale securities	—	—	—	31	—	31
Total comprehensive income						1,316
Stock-based compensation expenses	—	—	3,987	—	—	3,987
RSU issuance of shares when vested	95	—	(461)	—	—	(461)
Shares withheld related to net shares settlement of equity awards	(22)	—	(208)	—	—	(208)
Exercise of common stock options	26	—	152	—	—	152
Common stock issued under ESPP	30	—	109	—	—	109
Balance at June 30, 2020	39,333	$4	$308,542	$44	$(221,774)	$86,816

	Six months ended June 30, 2019
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	33,948	$3	$252,885	$(11)	$(161,670)	$91,207
Comprehensive loss
Net loss	—	—	—	—	(30,362)	(30,362)
Change in unrealized gains on available for sale securities	—	—	—	24	—	24
Total comprehensive loss						(30,338)
Stock-based compensation expenses	—	—	3,762	—	—	3,762
RSU issuance of shares when vested	51		(279)	—	—	(279)
Shares withheld related to net shares settlement of equity awards	(21)	—	(214)	—	—	(214)
Exercise of common stock options	181	—	932	—	—	932
Public offering of common stock, net of $2,924 of offering costs	4,847	1	43,124	—	—	43,125
Common stock issued under ESPP	37	—	252	—	—	252
Balance at June 30, 2019	39,043	$4	$300,462	$13	$(192,032)	$108,447

9. Leases
Leases

We have non-cancelable operating leases for laboratory space in Burlingame, California with several amendments to expand the facility. In February 2020, we further amended non-cancelable operating leases for laboratory space in Burlingame, California for an expansion of an additional 2,260 square feet of laboratory space commencing on May 1, 2020 and expiring on May 31, 2025. The total non-cancellable operating lease for the entire existing laboratory space is 13,736 square feet, expiring

May 31, 2025. In August 2015, we entered into a new non-cancelable operating lease for 3,126 square feet of office space in San Diego, California and in June 2019, renewed the lease through February 2025. Our headquarters office lease for 8,090 square feet of office space in Burlingame, California expires November 30, 2020. In April 2019, we signed a short-term lease in Burlingame ("April 2019 lease"), consisting of 1,979 square feet of space through April 2020. In May 2019, we signed another lease in Burlingame ("May 2019 lease"), consisting of 1,346 square feet of space through April 2022. In addition, we have four equipment leases expiring through 2023.

Operating lease expense was $266,000 and $531,000, respectively for the three and six months ended June 30, 2020, which includes $5,000 and $26,000 of short-term lease expense, respectively. Operating lease expense was $240,000 and $469,000, respectively for the three and six months ended June 30, 2019, which includes $32,000 and $58,000 of short-term lease expense, respectively. The following tables below do not include short term leases. We also have various equipment operating lease agreements.

Supplemental cash flow information, as of June 30, 2020, related to operating leases as follows (in thousands):

Amortization of operating lease	$389
Cash paid within operating cash flows	$420
Right-of-use assets obtained in exchange for new lease liabilities	$469

Supplemental balance sheet information, as of June 30, 2020, related to operating leases was as follows (in thousands, except lease term and discount rate):

Reported as:
Operating lease right-of-use assets	$3,082

Current portion of operating lease liabilities	$657
Long-term operating lease liabilities	2,741
Total lease liabilities	$3,398

Weighted average remaining lease term (years)	4.6 years
Weighted average discount rate	5.50%

As of June 30, 2020, we are obligated to make minimum lease payments under non-cancelable operating leases, as follows (in thousands):

Year ending December 31,	Lease Payments
2020 (remaining of year)	$456
2021	747
2022	786
2023	813
2024	831
2025 and thereafter	242
Total lease payments	3,875
Less: imputed interest	(477)
Total lease liabilities	$3,398

10. Commitments and contingencies

Purchase Commitments

In June 2018, we entered into a Strategic Supply Agreement (the “Agreement”), with Pall Corporation (“Pall”) for the purchase of equipment and consumables to be used in support of our manufacturing requirements, including, but not limited to the Plant. Pursuant to the agreement, we will purchase certain pharmaceutical manufacturing equipment and related services in the aggregate amount of $3.8 million with a seven year consumable purchase obligation in the aggregate amount of approximately $16.5 million. The agreement is subject to customary undertakings, covenants, obligations, rights and conditions. We have incurred $3,778,000 in equipment purchase costs during the year ended of December 31, 2019. As of June 30, 2020, we are obligated to make consumable purchases and committed purchases as follows (in thousands):

Year ending December 31,	Consumable commitments	Consumable purchases	Remaining commitments
2020	$1,650	$1,447	$203
2021	3,300	—	3,300
2022	3,625	—	3,625
2023	3,625	—	3,625
2024	4,285	—	4,285
Total	$16,485	$1,447	$15,038

11. Net Income (Loss) Per Share
Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic net income (loss) per share:
Numerator:
Net income (loss)	$24,046	$(14,307)	$1,285	$(30,362)
Denominator:
Weighted-average number of common shares outstanding, basic	39,240	38,887	39,213	38,340
Net income (loss) per share, basic	$0.61	$(0.37)	$0.03	$(0.79)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$24,046	$(14,307)	$1,285	$(30,362)
Denominator:
Effect of dilutive securities:
Options to purchase common stock	845	—	1,034	—
Unvested RSAs/RSUs	1	—	20	—
Weighted-average number of common shares outstanding, diluted	40,086	38,887	40,267	38,340
Net income (loss) per share, diluted	$0.60	$(0.37)	$0.03	$(0.79)

Potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive
Options to purchase common stock	5,370	6,519	4,990	6,519
Unvested RSAs/RSUs	685	654	685	654
Total number of potentially issuable shares	6,055	7,173	5,675	7,173

There was no difference between the Company’s net income (loss) and the net income (loss) attributable to common stockholders for all periods presented.

12. Restructuring plan

On March 16, 2020, we announced a strategic realignment of our business model whereby we plan to rely more on a partnership-based model for commercialization strategy similar to the traditional human biotech commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales. Our focus will be on accelerating our deep pipeline of late-stage biologics candidates in canine and feline markets, while stopping small molecule development for these species. Accordingly, the companion animal commercial infrastructure will be substantially reduced. In connection with this restructuring, we eliminated 53 positions, representing about one-third of our workforce. The eliminated positions primarily relate to the companion animal sales force and research and development for small molecule programs. Restructuring expenses and retirement costs related to severance and health care benefits were approximately $1.7 million, exclusive of stock compensation.

On June 8, 2020, we announced a plan to strengthen our strategic position by, among other things, prioritizing our most attractive late stage programs and substantially reducing our expenses to best position the Company for success with the previously announced business model. This restructuring reduced our workforce by approximately 24 employees and involved a restructuring charge of approximately $2.3 million related to severance payments and health care benefits, exclusive of stock compensation. We expect the restructuring to be completed in the third quarter of 2020.

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

        These forward-looking statements are based on our current expectations. These statements are not promises or guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements. These risks include, but are not limited to, the following: our limited operating history and expectations of losses for the foreseeable future; the absence of significant revenue from our products and our product candidates for the foreseeable future; the likelihood that our revenue will vary from quarter to quarter; our potential inability to obtain any necessary additional financing; our substantial dependence on the success of our products and our lead product candidates which may not be successfully commercialized even if they are approved for marketing; the effect of competition; our potential inability to obtain regulatory approval for our existing or future product candidates; our dependence on third parties to conduct some of our development activities; our dependence upon third-party manufacturers for supplies of our products and our product candidates and the potential inability of these manufacturers to deliver a sufficient amount of supplies on a timely basis; the uncertain effect of the COVID-19 pandemic on our business, results of operations and financial condition; uncertainties regarding the outcomes of trials regarding our product candidates; our potential failure to attract and retain senior management and key scientific personnel; uncertainty about our ability to enter into satisfactory agreements with third-party licensees of our biologic products or to develop a satisfactory sales organization for our equine small molecule products; our significant costs of operating as a public company; potential cyber-attacks on our information technology systems or on our third-party providers’ information technology systems, which could disrupt our operations; our potential inability to repay the secured indebtedness that we have incurred from third-party lenders, and the restrictions on our business activities that are contained in our loan agreement with these lenders; the risk that our 2020 strategic realignment and restructuring plans will result in unanticipated costs or revenue shortfalls; uncertainty about the amount of royalties that we will receive from the sale of Mirataz® to Dechra Pharmaceuticals PLC; our potential inability to obtain and maintain patent protection and other intellectual property protection for our products and our product candidates; potential claims by third parties alleging our infringement of their patents and other intellectual property rights; our potential failure to comply with regulatory requirements, which are subject to change on an ongoing basis; the potential volatility of our stock price; and the significant control over our business by our principal stockholders and management.

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
Concurrent with the sale of Mirataz, we announced a strategic realignment of our business model whereby we plan to rely more on a partnership-based model for commercialization strategy similar to the traditional human biotech commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales. Our focus will be on accelerating our deep pipeline of late-stage biologics candidates in canine and feline markets, while stopping small molecule development for these species. We believe monoclonal antibodies are the future of veterinary medicine, and represent the greatest opportunity for value creation, given large potential markets for our programs and our competitive advantage in biologics. Accordingly, the companion animal commercial infrastructure will be substantially reduced. In connection with this restructuring, we eliminated 53 positions, representing about one-third of our workforce. The eliminated positions primarily relate to the companion animal sales force and research and development for small molecule programs. On June 8, 2020, we announced a second restructuring to eliminate an additional 24 positions to streamline our operations and reduce operating expenditures by prioritizing investment in our highest value, late stage programs, especially the interleukin-31 (IL-31) antibody, interleukin-4 receptor (IL-4R) antibody, and parvovirus antibody programs.

Business and Development Updates

We recorded $39.6 million and $40.2 million in net revenues in the three and six months ended June 30, 2020 compared with $1.2 million and $1.8 million for the same periods of 2019. Substantially all of the revenues recorded in the second quarter of 2020 were due to the sale of our Mirataz asset. We continued selling Mirataz until April 15, 2020 when we completed the sale of Mirataz to Dechra. Revenues for Zimeta continue to be limited for the quarter as a result of COVID-19 and downturn in equine events and transportation. In addition, we recorded royalty revenue for the quarter.

On May 19, 2020, we entered into an agreement with Vaxart, Inc. for the manufacture of Vaxart's oral vaccine candidate for COVID-19. We recorded contract manufacturing revenue based on the percentage completion of specific milestones for the quarter.

Biologic Product Candidates

On October 30, 2018, we reported positive topline results from our pilot efficacy study of tirnovetmab, KIND-016, a fully caninized, high-affinity monoclonal antibody targeting interleukin-31 (IL-31), for the treatment of atopic dermatitis in dogs. Following the successful pilot efficacy study, we conducted a pilot field effectiveness study for our IL-31 antibody and reported positive topline results on July 29, 2019. The manufacturing scale-up process is proceeding as planned, and the pivotal efficacy study for KIND-016 is on track to start in the fourth quarter of 2020.

On March 24, 2020, we announced positive results from our pilot field efficacy study of KIND-025, a canine fusion protein targeting interleukin-4 (IL-4) and interleukin-13 (IL-13), for the treatment of atopic dermatitis in dogs. A higher treatment success rate was observed in the KIND-025 group over the placebo group from week 1 through week 4. Positive efficacy signals were also detected with other endpoints including 20mm or higher reduction from baseline in PVAS score. Cell line development is being continued as we further evaluate this program. The IL-4 and IL-13 pathways are key drivers of the inflammation that underlies atopic dermatitis and other allergic diseases. The IL-4/13 SINK molecule binds to both IL-4 and IL-13 circulating in the blood and inhibits their interactions with their respective receptors, thereby modifying the clinical signs associated with atopic dermatitis. However, in line with our June 8 restructuring, we currently do not have plans to prioritize KIND-025 ahead of our other programs.

In December 2019 we announced the outcome of a positive pilot laboratory study of KIND-032, a fully caninized monoclonal antibody targeting interleukin-4 receptor, for the treatment of atopic dermatitis in dogs. The CADESI scores were assessed by board-certified veterinary dermatologists who were blinded to treatment assignments. The study demonstrated that KindredBio's antibody was well-tolerated. Although the study was a single-dose study designed primarily to assess safety and pharmacokinetics, evidence of positive efficacy and dose response was observed at Week 1, as measured by CADESI-04. A second pilot study to further assess efficacy and dosing is now planned for the third quarter of 2020. The KIND-032 program is advancing ahead of schedule and is being prioritized ahead of IL-4/13 SINK.

Atopic dermatitis is an immune-mediated inflammatory skin condition in dogs. It is the leading reason owners take their dog to the veterinarian, and the current market size is over $700 million annually and growing rapidly. KindredBio is pursuing a multi-pronged approach toward atopic dermatitis, with a portfolio of promising biologics.

We announced positive results from our pilot efficacy study of KIND-030, a chimeric, high-affinity monoclonal antibody targeting canine parvovirus (CVP) on August 1, 2019. This was a 12-dog study, of which 4 dogs were treated prophylactically and 2 dogs were treated after establishment of the infection. All treated dogs survived, compared to none in the applicable placebo group. The effect was seen in both prophylaxis setting, as well as in a treatment setting after establishment of infection. Pivotal efficacy and safety studies for this molecule remain on track to be completed by year-end 2020 with approval expected by early 2021. Regulatory approval and review timeline is subject to the typical risks inherent in such a process.

CVP is the most significant contagious viral cause of enteritis in dogs, especially puppies, with mortality rates reportedly as high as 91%. There are currently no FDA or USDA approved treatments for CPV, nor any other available treatment.

The pivotal efficacy study for KindredBio’s feline recombinant erythropoietin was initiated in the fourth quarter of 2019. Those veterinary clinics that had suspended clinical trials due to COVID-19 have since resumed operations. We continue to implement practices consistent with guidance provided by the U.S. Food and Drug Administration on studies conducted during the COVID-19 pandemic to minimize the impact on timelines. The product candidate is being developed for the management of non-regenerative anemia in cats. It has been engineered by the company to have a prolonged half-life compared to endogenous erythropoietin, a protein that regulates and stimulates production of red blood cells.

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

The pilot field effectiveness study for KindredBio's anti-TNF antibody for canine inflammatory bowel disease (IBD) is underway. Those veterinary clinics that had suspended clinical trials due to COVID-19 have since resumed operations. KindredBio continues to implement practices consistent with guidance provided by the U.S. Food and Drug Administration on studies conducted during the COVID-19 pandemic to minimize the impact on timelines. Assuming enrollment continues as expected, completion is now anticipated by year-end 2020.

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

We are a commercial-stage company with two products just recently approved for marketing and sale. On April 15, 2020, we completed the sale of one of the products, Mirataz, to Dechra. We have incurred significant net losses since our inception. We incurred cumulative net losses of $221,774,000 through June 30, 2020. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings. From our initial public offering in December 2013 through June 30, 2020, we raised approximately $269.5 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses. On April 8, 2020, we entered into an at the market offering agreement where we may offer and sell from time to time through HCW shares of our common stock, having an aggregate offering price of up to $25.0 million.

On September 30, 2019, we entered into the Loan Agreement with the Lenders. The Loan Agreement provides KindredBio with up to $50 million of borrowing capacity available in three tranches, each bearing interest at 1-Month LIBOR + 6.75% with a floor of 2.17%. Under the terms of the agreement, an initial tranche of $20 million was funded at closing. KindredBio is required to make interest only payments on a monthly basis through October 2021. An additional $30 million will be available in two tranches at our option, subject to certain conditions. The entire debt facility will mature on September 30, 2024. See Note 6 to our condensed consolidated financial statements for further details.

As of June 30, 2020, we had cash, cash equivalents and investments of $77,573,000. Our sale of Mirataz to Dechra was completed on April 15, 2020 with proceeds of $38.7 million received and the balance of $4.3 million to be paid out from escrow beginning in 12 months assuming no escrow claims.

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
Beginning with the second quarter of 2020, we included revenue from asset sale, partner royalties and contract manufacturing revenue (see Note 1 to our financial statements) as significant accounting policies. There have been no other significant changes to our critical accounting policies since the beginning of our fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 16, 2020.

Results of Operations
In March 2020, we announced a strategic realignment of our business model whereby we plan to rely more on a partnership-based model for commercialization strategy similar to the traditional human biotech commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales. Our focus will be on accelerating our deep pipeline of late-stage biologics candidates in canine and feline markets, while stopping small molecule development for these species. We believe monoclonal antibodies are the future of veterinary medicine, and represent the greatest opportunity for value creation, given large potential markets for our programs and our competitive advantage in biologics. In connection with this restructuring, we eliminated 53 positions, representing about one-third of our workforce. The eliminated positions primarily relate to the companion animal sales force and research and development for small molecule programs. Restructuring expenses and retirement costs related to severance and health care benefits were approximately $1.7 million, exclusive of stock compensation.

On June 8, 2020, we announced a plan to strengthen our strategic position by, among other things, prioritizing our most attractive late stage programs and substantially reducing our expenses to best position the company for success with the previously announced business model. This restructuring reduced the company’s workforce by approximately 24 employees and involved a restructuring charge of approximately $2.3 million related to severance payments and health care benefits, exclusive of stock compensation.We expect the restructuring to be completed in the third quarter of 2020.
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Net product revenues	$163	$1,236	$766	$1,751
Revenue from asset sale	38,700	—	38,700	—
Partner royalty revenue	158	—	158	—
Contract manufacturing revenue	546	—	546	—
Total revenues	39,567	1,236	40,170	1,751

Operating costs and expenses:
Cost of product revenues (1)	27	169	3,604	261
Contract manufacturing costs	336	—	336	—
Research and development	7,398	6,734	16,265	13,886
Selling, general and administrative	5,105	9,065	13,978	18,966
Restructuring costs	2,288	—	3,964	—
Total operating costs and expenses	15,154	15,968	38,147	33,113
Income (loss) from operations	24,413	(14,732)	2,023	(31,362)
Interest and other income (expenses), net	(367)	425	(738)	1,000
Net income (loss)	$24,046	$(14,307)	$1,285	$(30,362)

(1) Includes $3,494,000 Finished Goods write-off in the first quarter of 2020 related to the Dechra Asset Purchase Agreement, due to the transition to proprietary Dechra brand labelling on asset sale.

Revenues
We recorded $39.6 million and $40.2 million in net revenues in the three and six months ended June 30, 2020 compared with $1.2 million and $1.8 million for the same periods of 2019. The increase in revenue was primarily due to $38.7 million from the sale of our Mirataz asset which was completed on April 15, 2020. In addition, revenues in the second quarter included royalty revenue of $158,000.

Substantially all of the product revenues recorded in the first half of 2020 were for Mirataz with $138,000 and $734,000 earned in the three and six months ended June 30, 2020, respectively. Product revenues for Zimeta were $7,000 and $14,000 for the same periods, reflecting a downturn in equine events and transportation as a result of COVID-19. In conjunction with Mirataz and Zimeta, we also recorded $18,000 in revenue derived from co-marketing products for our partners, Butterfly Networks and Astaria Global during the quarter ended June 30, 2020.
On May 19, 2020, we entered into an agreement with Vaxart, Inc. for the manufacture of Vaxart's oral vaccine candidate for COVID-19. We recorded contract manufacturing revenue of $546,000 based on the percentage completion of specific milestones for the quarter ended June 30, 2020.

Our product revenue was generated entirely from sales within the United States. Our product sales to two large distributors, namely Covetrus and MWI Animal Health, and three large distributors, namely Covetrus, MWI Animal Health and Midwest Veterinary Supply, each accounted for more than 10% of total revenues for the three and six months ended June 30, 2020. Approximately 95% and 75% of our gross product revenues sold were to two and three distributors for the three and six months ended June 30, 2020, respectively. Approximately 81% and 84% of our gross product revenues sold were to three distributors for the three and six months ended June 30, 2019, respectively.

Our accounts receivable from amounts billed for contract manufacturing services for the second quarter is derived from one customer. The contract require up-front payment and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs.

We currently estimate a 2% product return liability for Mirataz and 3% product return liability for Zimeta, using probability-weighted available industry data and data provided by the our distributors such as the inventories remaining in the distribution channel (see Notes 1 and 2 to our financial statements). To-date we did not have any product returns. We did not record an allowance for doubtful accounts as our analysis did not uncover any collection risks.

Cost of Product Revenues
Cost of product revenues consists primarily of the cost of direct materials, direct labor and overhead costs associated with manufacturing, inbound shipping and other third-party logistics costs.

As a result of the sale of Mirataz, we determined that the remaining Mirataz product not included in the sale of transferred assets to Dechra did not have any future use. Accordingly, we wrote-off approximately $3,494,000 Mirataz inventory upon the signing of the Asset Purchase Agreement on March 16, 2020, due to the transition to proprietary Dechra brand labelling.

Contract Manufacturing Costs

Contract manufacturing costs consist primarily of the cost of direct materials, direct labor and overhead costs associated with manufacturing, rent, facility costs and related machinery depreciation.
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

Research and development expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended June 30,		%	Six months ended June 30,		%
	2020	2019	Change	2020	2019	Change
Payroll and related	$2,805	$3,076	(9)%	$6,622	$6,355	4%
Consulting	212	742	(71)%	376	1,520	(75)%
Field trial costs, including materials	509	740	(31)%	1,636	1,408	16%
Biologics development and supplies	1,376	605	127%	2,791	1,469	90%
Stock-based compensation	509	497	2%	1,062	933	14%
Other	1,987	1,074	85%	3,778	2,201	72%
	$7,398	$6,734	10%	$16,265	$13,886	17%

During the three and six months ended June 30, 2020, research and development expense related primarily to advancing the development of KIND-014, KIND-510a and other early stage biologic programs.

Research and development expenses for the three months ended June 30, 2020, increased by 10% to $7,398,000 compared with $6,734,000 for the same period in 2019. The $664,000 increase was primarily due to the inclusion of expenses from the Kansas facility as it began to manufacture clinical trial material. Prior to 2020, construction and commissioning expenditures associated with the Kansas facility had been categorized as general and administrative expenses. Outsourced research and development expenses related to KIND-510a and other product development programs for three months ended June 30, 2020 were $367,000, and $101,000, respectively. Outsourced research and development expense consists primarily of costs related to CMC, clinical trial costs and consulting.

Research and development expenses for the six months ended June 30, 2020, increased by 17% to $16,265,000 compared with $13,886,000 for the same period in 2019. The $2,379,000 increase was primarily due to the inclusion of expenses from the Kansas facility as it began to manufacture clinical trial material. Prior to 2020, construction and commissioning expenditures associated with the Kansas facility had been categorized as general and administrative expenses. Outsourced research and development expenses related to KIND-510a, KIND-014, new biologic projects, and other product development programs for six months ended June 30, 2020 were $553,000, $332,000, $436,000, $313,000, respectively. Outsourced research and development expense consists primarily of costs related to CMC, clinical trial costs and consulting.

We expect research and development expense to decrease for the rest of the year due to our restructuring and prioritizing our most attractive late stage programs to reduce our expenses to best position the company for success.  Due to the inherently unpredictable nature of our development, we cannot reasonably estimate or predict the nature, specific timing or estimated costs of the efforts that will be necessary to complete the development of our product candidates.

Selling, General and Administrative Expense
Selling, general and administrative expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended June 30,		%	Six months ended June 30,		%
	2020	2019	Change	2020	2019	Change
Payroll and related	$1,391	$3,718	(63)%	$4,518	$7,858	(43)%
Consulting, legal and professional services	782	772	1%	2,536	1,588	60%
Stock-based compensation	1,414	1,405	1%	2,925	2,829	3%
Corporate and marketing expenses	613	1,274	(52)%	1,876	2,775	(32)%
Other	905	1,896	(52)%	2,123	3,916	(46)%
	$5,105	$9,065	(44)%	$13,978	$18,966	(26)%

Selling, general and administrative expenses for the three and six months ended June 30, 2020 decreased by 44% to $5,105,000 and 26% to $13,978,000, when compared to the same periods in 2019. The $4,988,000 year-over-year decrease was mainly due to the re-categorization of Kansas plant expenditures as research and development expenses and lower payroll and related expenses as a result of the elimination of our companion animal sales force, offset by higher legal fees.

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

Restructuring costs

We recorded restructuring charges of $2.3 million and $4.0 million for the three and six months ended June 30, 2020. The restructuring charge of $1.7 million in the first quarter of 2020 was the result of the elimination of 53 positions due to the strategic realignment of our business model whereby we became a biologics-only company while stopping small molecule development. All charges pertaining to this restructuring have been paid. The restructuring charge of $2.3 million in the second quarter was the result of prioritizing our most attractive late stage programs and substantially reducing our expenses to best position the company for success with the new business model.
Twenty-four employees were impacted by the restructuring and we expect all restructuring charges to be paid by the third quarter of 2020.

Interest and Other Income, Net

(In thousands)
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Interest and other (expense) income, net	$(367)	$425	$(792)	$(738)	$1,000	$(1,738)

The decrease of approximately $792,000 in the three months ended June 30, 2020 compared to the same period in 2019 was the result of $389,000 lower interest income due to lower interest rate and cash balance. In addition, the change was further impacted by interest expenses of approximately $451,000, and other loan amortization fees of approximately $90,000. There were no borrowings in the same quarter of 2019.

The decrease of approximately $1,738,000 in the six months ended June 30, 2020 compared to the same period in 2019 was the result of $685,000 lower interest income due to lower interest rate and cash balance. In addition, the change was further impacted by interest expenses of approximately $900,000, and other loan amendment and amortization fees of approximately $287,000. There were no borrowings in the same periods of 2019.

Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets. Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of June 30, 2020, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in September 2012 through March 31, 2020. Due to the sale of our Mirataz asset in April 2020, we have net income for the second quarter, but expect to incur losses for the full year 2020. As of June 30, 2020, we had an accumulated deficit of $221,774,000. Since inception and through June 30, 2020, we raised approximately $269.5 million in net proceeds. On September 30,

2019, we entered into the Loan Agreement with the Lenders. The Lenders have agreed to make available to us an aggregate principal amount of up to $50.0 million under the Loan Agreement. On September 30, 2019, we received the first tranche of loan $19.2 million, net of debt issuance costs. An additional $30 million will be available in two tranches at our option, subject to certain conditions.

As of June 30, 2020, we had cash, cash equivalents and investments of $77,573,000. We believe that our cash, cash equivalents and investments along with the net reduction in our workforce and revenues from anticipated partnerships including royalties will be sufficient to fund our planned operations through mid-2022. In addition, the potential additional draw down of $30 million from our Loan Agreement, which is contingent on the achievement of certain milestones, and our April 8, 2020 ATM facility will provide us with access to additional cash and extend our runway, if required.

Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Six months ended June 30,
	2020	2019
	(In thousands)
Net cash provided by (used in) operating activities	$7,124	$(31,770)
Net cash provided by (used in) investing activities	$4,196	$(36,368)
Net cash (used in ) provided by financing activities	$(408)	$43,816
Net cash provided by (used in) operating activities
During the six months ended June 30, 2020, net cash provided by operating activities was $7,124,000. The net income of $1,285,000 for the six months ended June 30, 2020 included non-cash charges of $3,987,000 for stock-based compensation expense, $2,260,000 for depreciation and amortization, $171,000 for amortization of the debt discount of long-term loan, $3,494,000 for Mirataz finished goods write-off related to Dechra asset purchase, partially offset by $156,000 for the amortization of discount on marketable securities and $17,000 gain on disposal of property and equipment. Net cash provided by operating activities was further reduced by net changes in operating assets and liabilities of $3,900,000.
During the six months ended June 30, 2019, net cash used in operating activities was $31,770,000. Net cash used in operating activities resulted primarily from our net loss of $30,362,000, included non-cash stock-based compensation of $3,762,000, depreciation and amortization of $1,095,000, loss on disposal of property and equipment of $122,000, offset by $232,000 for the amortization of premium on marketable securities. Net cash used in operating activities was further increased by net changes in operating assets and liabilities of $6,155,000.
Net cash provided by (used in) investing activities
During the six months ended June 30, 2020, net cash provided by investing activities was $4,196,000, which resulted from proceeds from maturities of marketable securities of $58,870,000, offset by $51,798,000 related to purchases of marketable securities and $2,902,000 related to purchases of equipment. In addition, we also received proceeds of $26,000 from the sale of equipment.
During the six months ended June 30, 2019, net cash used in investing activities was $36,368,000, due to proceeds from maturities of marketable securities of $19,700,000, offset by the purchases of marketable securities of $49,415,000 and purchases of property and equipment of $6,656,000. In addition, we also received proceeds of $3,000 from the sale of equipment.

Net cash (used in) provided by financing activities
During the six months ended June 30, 2020, net cash used in financing activities of $408,000 was related to payment of $669,000 related to restricted stock awards and restricted stock units tax liability on net settlement, offset by proceeds of $261,000 from exercises of stock options and purchase of ESPP shares.
During the six months ended June 30, 2019, net cash provided by financing activities of $43,816,000 was related to net proceeds of $43,125,000 from the sale of common stock from a public offering, proceeds of $1,184,000 from the purchases of common stock through exercise of stock options and purchase of ESPP shares, offset by payment of $493,000 related to restricted stock awards tax liability on net settlement.
Future Funding Requirements
We anticipate that we will continue to incur losses for the next several years due to expenses relating to:
•pivotal trials of our product candidates;
•toxicology (target animal safety) studies for our product candidates;
•biologic clinical material manufacturing; and
•maintain the operations of the biologics manufacturing plant in Kansas.

We believe that our cash, cash equivalents and investments along with the net reduction in our workforce and revenues from anticipated partnerships including royalties will be sufficient to fund our planned operations through mid-2022. In addition, the potential additional draw down of $30 million from our Loan Agreement, which is contingent on the achievement of certain milestones, and our April 8, 2020 ATM facility will provide us with access to additional cash and extend our runway, if required. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
Contractual Obligations
We have non-cancelable operating leases for laboratory space in Burlingame, California with several amendments to expand the facility. In February 2020, we further amended non-cancelable operating leases for laboratory space in Burlingame, California for an expansion of an additional 2,260 square feet of laboratory space commencing on

May 1, 2020 and expiring on May 31, 2025. The total non-cancellable operating lease for the entire existing laboratory space is 13,736 square feet, expiring May 31, 2025. In August 2015, we entered into a new non-cancelable operating lease for 3,126 square feet of office space in San Diego, California and in June 2019, renewed the lease through February 2025. Our headquarters office lease for 8,090 square feet of office space in Burlingame, California expires November 30, 2020. In April 2019, we signed a short-term lease in Burlingame ("April 2019 lease"), consisting of 1,979 square feet of space through April 2020. In May 2019, we signed another lease in Burlingame ("May 2019 lease"), consisting of 1,346 square feet of space through April 2022. In addition, we have four equipment leases expiring through 2023.

Under the operating leases we are obligated to make minimum lease payments as of June 30, 2020 totaling $3,875,000 through May 2025, the timing of which is described in more detail in the notes to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market price risk on our investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of June 30, 2020, our cash equivalents and investments are invested in money market funds, U.S. treasury bills, U.S. federal agency notes, corporate notes, commercial paper and U.S treasury bonds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Severance and Release Agreement dated as of July 31, 2020 between Kindred Biosciences, Inc. and Denise Bevers (previously filed by Kindred Biosciences, Inc. with the Securities Exchange Commission on August 5, 2020 as Exhibit 10.1 to the company's Current Report on Form 8-K and incorporated herein by reference)

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
Date: August 5, 2020

Kindred Biosciences, Inc.

By:	/s/ Wendy Wee
Wendy Wee
Chief Financial Officer
(Principal Financial and Accounting Officer)