Form 10-Q
period 2020-09-30
Kindred Biosciences, Inc.
filed 2020-11-09
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 001-36225

KINDRED BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-1160142
(State of incorporation)	(I.R.S. Employer Identification No.)
1555 Bayshore Highway, Suite 200
Burlingame, California 94010
(Address of principal executive offices) (Zip code)
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

As of November 5, 2020, Kindred Biosciences, Inc. had outstanding 39,448,813 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,614	$15,986
Short-term investments	45,723	55,723
Accounts receivable	739	923
Inventories	386	4,218
Prepaid expenses and other	4,294	2,495
Total current assets	67,756	79,345
Property and equipment, net	28,593	29,777
Long-term investments	4,500	1,837
Operating lease right-of-use assets	3,634	3,001
Other assets	56	64
Total assets	$104,539	$114,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$347	$1,256
Accrued compensation	2,162	4,193
Accrued liabilities	2,011	4,131
Current portion of operating lease liabilities	811	644
Total current liabilities	5,331	10,224
Long-term liabilities:
Long-term operating lease liabilities	3,147	2,614
Long-term loan payable, net of debt issuance costs	19,524	19,265
Total liabilities	28,002	32,103

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,372,094 and 39,203,533 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	310,466	304,963
Accumulated other comprehensive income	24	13
Accumulated deficit	(233,957)	(223,059)
Total stockholders' equity	76,537	81,921
Total liabilities and stockholders' equity	$104,539	$114,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Net product revenues	$16	$1,104	$782	$2,855
Revenue from asset sale	—	—	38,700	—
Partner royalty revenue	255	—	413	—
Contract manufacturing revenue	772	—	1,318	—
Total revenues	1,043	1,104	41,213	2,855

Operating costs and expenses:
Cost of product revenues (1)	5	139	3,609	400
Contract manufacturing costs	300	—	636	—
Research and development	7,387	7,290	23,652	21,176
Selling, general and administrative	4,698	9,382	18,676	28,348
Restructuring costs	282	—	4,246	—
Total operating costs and expenses	12,672	16,811	50,819	49,924

Loss from operations	(11,629)	(15,707)	(9,606)	(47,069)
Interest and other income (expense), net	(554)	414	(1,292)	1,414
Net loss	(12,183)	(15,293)	(10,898)	(45,655)
Change in unrealized gains or losses on available-for-sale securities	(20)	5	11	29
Comprehensive loss	$(12,203)	$(15,288)	$(10,887)	$(45,626)

Net loss per share, basic and diluted	$(0.31)	$(0.39)	$(0.28)	$(1.18)
Weighted-average number of common shares outstanding, basic and diluted	39,312	38,940	39,246	38,542

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

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(10,898)	$(45,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,081	5,588
Shares issued for consulting services	—	61
Depreciation and amortization expense	3,473	1,761
Loss on disposal of property and equipment	54	134
Amortization of discount on marketable securities	(113)	(419)
Amortization of debt discount of long-term loan	259	—
Finished goods write off related to Dechra asset purchase (1)	3,494	—
Changes in operating assets and liabilities:
Accounts receivable	184	102
Inventories	338	(653)
Prepaid expenses and other	(1,791)	141
Accounts payable	(955)	1,691
Accrued liabilities and accrued compensation	(3,423)	(5,398)
Net cash used in operating activities	(3,297)	(42,647)
Cash Flows from Investing Activities
Purchases of investments	(70,059)	(89,079)
Sales of investments	—	2,999
Maturities of investments	77,520	55,678
Purchases of property and equipment	(3,040)	(7,281)
Proceeds from sale of property and equipment	82	3
Net cash provided by (used in) investing activities	4,503	(37,680)
Cash Flows from Financing Activities
Exercises of stock options and purchase of ESPP shares	288	1,368
Payment of restricted stock tax liability on net settlement	(866)	(493)
Net proceeds from sale of common stock	—	43,125
Proceeds from loan payable, net of debt issuance costs	—	19,189
Net cash (used in) provided by financing activities	(578)	63,189
Net change in cash and cash equivalents	628	(17,138)
Cash and cash equivalents at beginning of period	15,986	56,302
Cash and cash equivalents at end of period	$16,614	$39,164

(1) Includes $3,494,000 Finished Goods write-off in the first quarter of 2020 related to the Dechra Asset Purchase Agreement, due to the transition to proprietary Dechra brand labelling on asset sale.
Supplemental disclosure of non-cash investing and financing activities:

Purchases of property and equipment included in accounts payable and accrued liabilities	$46	$1,488

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

On June 8, 2020, we announced a plan to strengthen our strategic position by, among other things, prioritizing our most attractive late stage programs and substantially reducing our expenses to best position the Company for success with the previously announced business model. This restructuring reduced our workforce by approximately 24 employees and resulted in a restructuring charge of approximately $2.3 million related to severance payments and health care benefits, exclusive of stock compensation. We further eliminated another 5 positions and incurred a restructuring charge of approximately $0.3 million related to severance payments and health care benefits in the third quarter of 2020. We have completed our restructuring and do not anticipate any significant further reductions in our workforce for the foreseeable future.

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

Stock Offerings

In January 2019, we completed a public offering of 4,847,250 shares of common stock, which includes the exercise in full of the underwriters' option to purchase 632,250 additional shares of our common stock, at a public offering price of $9.50 per share for total gross proceeds of approximately $46,049,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $43,125,000. On April 8, 2020, we entered into an At Market Offering ("ATM") whereby we may offer and sell shares of our common stock from time to time up to $25 million. As of September 30, 2020, no shares were sold through the ATM.

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

Liquidity

We have incurred losses and negative cash flows from operations and had an accumulated deficit of $233,957,000 as of September 30, 2020. We expect to continue to incur losses and negative cash flows as we continue our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and commercialize any approved products. To date, we have been funded primarily through sales of our equity and recently through an asset sale. We might require additional capital until such time as we can generate operating revenues in excess of operating expenses. We believe that our cash, cash equivalents and investments totaling $66,837,000 as of September 30, 2020, the net reduction in our workforce, remaining proceeds from the Mirataz sale, and revenues from royalties and contract manufacturing will be sufficient to fund our planned operations through mid-2022. In addition, the potential additional draw down of $30 million from our Loan Agreement, which is contingent on the achievement of certain milestones, and our April 8, 2020 ATM facility will provide us with access to additional cash and extend our runway, if required.

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
Revenue Streams

Except for the normal product sales, our revenue includes revenue from the sale of our Mirataz asset, the associated partner royalties and revenue from our contract manufacturing service.

Product revenue

Our product revenues consist of product revenues resulting from the sales of Mirataz through April, 2020 and Zimeta. We account for a contract with a customer when there is a legally enforceable contract between us and our customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Our customers could either be distributors who subsequently resell our products to third parties such as veterinarians, clinics or animals hospitals or the third parties themselves. Included in product sale is revenue derived from co-marketing products for our partners in conjunction with sales of Mirataz and Zimeta.

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

No discounts and allowances are recorded for contract manufacturing service as the price of each milestone is agreed upon when the contract is signed.

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
Comprehensive Loss
Our comprehensive loss includes the change in unrealized gains or losses on available-for-sale debt securities. The cumulative amount of gains or losses are reflected as a separate component of stockholders' equity in the condensed consolidated balance sheets as accumulated other comprehensive loss.
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
The following table summarizes revenues and costs for the three and nine months ended September 30, 2020 and 2019 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues
Net product sale revenues	$16	$1,104	$782	$2,855
Revenue from asset sale	—	—	38,700	—
Partner royalty revenue	255	—	413	—
Contract manufacturing revenue	772	—	1,318	—
Total revenues	1,043	1,104	41,213	2,855
Costs of revenues
Cost of product sales (1)	5	139	3,609	400
Contract manufacturing costs	300	—	636	—
Total costs of revenues	305	139	4,245	400
Gross margin	$738	$965	$36,968	$2,455

(1) Includes $3,494,000 Finished Goods write-off in the first quarter of 2020 related to the Dechra Asset Purchase Agreement, consistent with the transition to proprietary Dechra branding and regulatory best practices related to label transitions on asset sale.

Concentrations of credit risk
Our net product revenue was generated entirely from sales within the United States. Our product sales to two large distributors, namely Covetrus and Midwest Veterinary Supply, and three large distributors, namely MWI Animal Health, Covetrus and Midwest Veterinary Supply, each accounted for more than 10% of gross product revenues for the three and nine months ended September 30, 2020. Approximately 100% and 75% of our gross product revenues were to two and three distributors for the three and nine months ended September 30, 2020, respectively. Three distributors attributed to approximately 84% and 85% of our gross product revenues for the three and nine months ended September 30, 2019, respectively.

Our accounts receivable from amounts billed for contract manufacturing services for the year to date of 2020 is derived from one customer. The contract requires up-front payment and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs.

Product returns

Our return policy generally allows customers to receive credit for expired products within 90 days after the product’s expiration date. We currently estimate product return liabilities of 3% for Zimeta of gross product revenue using probability-weighted available industry data and data provided by our distributors such as the inventories remaining in the distribution channel. Adjustments will be made in the future if actual results vary from our estimates.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at their carrying values, net of any allowances for doubtful accounts. Accounts receivable consist primarily of amounts due from distributors, for which collection is probable based on the customer's intent and ability to pay. Receivables are evaluated for collection probability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. We have no allowance for doubtful accounts as of September 30, 2020 and December 31, 2019 as our analysis did not uncover any collection risks.

Contract assets

Because of the timing effect of revenue recognition, billings and cash collections can be recorded into three different ways: billed trade receivables, contract assets (unbilled receivables), and contract liabilities (customer deposits and deferred revenue). Contract assets are recorded when our right to consideration is conditioned on something other than the passage of time. Contract assets are reclassified to trade receivables on the balance sheet when our rights become unconditional. Contract liabilities represent customer deposits and deferred revenue billed and/or received in advance of our fulfillment of performance obligations. Contract liabilities convert to revenue as we perform our obligations under the contract. Contract assets as of September 30, 2020 were $695,000, which was recorded under other current assets. There were no contract assets in 2019.

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

Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of September 30, 2020
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$4,050	$4,050	$—	$—
U.S. treasury bills	8,002	8,002	—	—
Commercial paper	2,900	—	2,900	—
Corporate notes	160	—	160	—
Short-term investments:
U.S. treasury bills	3,544	3,544	—	—
U.S. government agency notes	33,509	—	33,509	—
Commercial paper	4,699	—	4,699	—
Corporate notes	3,971	—	3,971	—
Long-term investments:
U.S. government agency notes	4,500	—	4,500	—
	$65,335	$15,596	$49,739	$—

	Fair Value Measurements as of December 31, 2019
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,592	$1,592	$—	$—
Commercial paper	13,580	—	13,580	—
Short-term investments:
U.S. treasury bills	8,524	8,524	—	—
Commercial paper	25,573	—	25,573	—
U.S. government agency notes	11,461	—	11,461	—
Corporate notes	10,165	—	10,165	—
Long-term investments:
U.S. government agency notes	801	—	801	—
Corporate notes	1,036	—	1,036	—
	$72,732	$10,116	$62,616	$—

During the nine months ended September 30, 2020, there were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy.
At September 30, 2020 and December 31, 2019, we did not have any financial liabilities which were measured at fair value on a recurring basis.

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
The fair value of available-for-sale investments by type of security at September 30, 2020 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$4,696	$3	$—	$4,699
U.S. treasury bills	3,544	—	—	3,544
U.S. government agency notes	33,500	11	(2)	33,509
Corporate notes	3,960	11	—	3,971
	45,700	25	(2)	45,723
Long-term investments:
U.S. government agency notes	4,498	2	—	4,500
	4,498	2	—	4,500
Total available-for-sale investments	$50,198	$27	$(2)	$50,223

The fair value of available-for-sale investments by type of security at December 31, 2019 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$8,517	$7	$—	$8,524
Commercial paper	25,576	3	(6)	25,573
U.S. government agency notes	11,460	2	(1)	11,461
Corporate notes	10,157	8	—	10,165
	55,710	20	(7)	55,723
Long-term investments:
U.S. government agency notes	801	—	—	801
Corporate notes	1,036	—	—	1,036
	1,837	—	—	1,837
Total available-for-sale investments	$57,547	$20	$(7)	$57,560

5.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued consulting	$374	$589
Accrued research and development costs	940	1,336
Other expenses	697	2,206
	$2,011	$4,131

6.    Borrowings
On September 30, 2019, we entered into the Loan and Security Agreement with Solar Capital Ltd. The Lenders have agreed to make available to KindredBio an aggregate principal amount of up to $50.0 million under the Loan Agreement. We plan to use the loan proceeds to support the development and commercialization of our products and product candidates as well as for working capital and general corporate purposes. The Loan Agreement provides for a term loan commitment of $50.0 million in three tranches: (1) a $20.0 million term A loan that was funded on September 30, 2019; (2) a $15.0 million term B loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, no later than December 31, 2020; and (3) a $15.0 million term C loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, on or before June 30, 2021. Each term loan has a maturity date of September 30, 2024. Each term loan bears interest at a floating per annum rate equal to the one-month LIBOR rate (with a floor of 2.17%) plus 6.75%. We are permitted to make interest-only payments on each term loan through October 31, 2021. The interest-only period can be extended by six months upon our satisfaction of the minimum liquidity requirements described in the Loan Agreement. We have agreed to maintain cash at all times equal to at least $5.0 million prior to the funding of the term B loan, at least $10.0 million after the funding of the term B loan and at least $15.0 million after the funding of the term C loan, plus in each case the amount of our accounts payable that have not been paid within 90 days from the invoice date subject to certain exceptions. Equal monthly payments of principal will be due and payable commencing at the end of the interest-only period of the term loans. In connection with the term loan, we incurred closing costs of $819,000, which are shown net of the proceeds and will be amortized over the term of the loan using the effective interest method. We are obligated to pay a facility fee in the amount of 0.50% of each term loan that is funded and a non-utilization fee in the amount of 0.25% of each term B loan and term C loan to the extent that such loans are not funded. We are obligated to pay a final fee equal to 3.60% of the aggregate amount of the term loans funded (or 4.35% of such funded loans if the interest-only period is extended as described above), such final fee to be due and payable upon the earliest to occur of (1) the maturity date, (2) the acceleration of the term loans, and (3) the prepayment of the term loans. We have the option to prepay all, but not less than all, of the outstanding principal balance of the term loans under the Loan Agreement. If we prepay the term loans prior to the maturity date, we must pay the Lenders a prepayment premium fee based on a percentage of the outstanding principal balance, equal to 3.0% if the payment occurs on or before September 30, 2020, 2.0% if the prepayment occurs after September 30, 2020 but on or before September 30, 2021, or 1.0% if the prepayment occurs after September 30, 2021. Our obligations under the Loan Agreement are secured by a first-priority security interest in substantially all of KindredBio’s assets, including our intellectual property, and a lien on our real property. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, and a default upon the occurrence of a material adverse change affecting us. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balance, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all their rights and remedies as set forth in the Loan Agreement and under applicable law. We were in compliance with all covenants as of September 30, 2020.

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

As of September 30, 2020, assuming the principal payments start on November 1, 2021, our future debt payment obligations towards the principal and final fee, excluding interest payments and exit fee, for the respective fiscal years are as follows (in thousands):

2020	$—
2021	1,111
2022	6,667
2023	6,667
2024	6,275
Total principal and final fee payments	20,720
Less: Unamortized debt issuance costs	(620)
Less: Unaccreted value of final fee	(576)
Loan payable, long term	$19,524

7.    Common Stock and Stock-Based Awards
Common Stock
During the nine months ended September 30, 2020, we issued 29,775 shares of common stock in connection with the exercise of stock options for gross proceeds of $179,000, vested 326,196 restricted stock awards and restricted stock units and withheld 33,959 shares of restricted stock awards and 95,748 shares related to restricted stock units to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock and restricted stock units (see below).

Stock-Based Awards
The table below shows the number of shares of common stock underlying options granted to employees, directors and consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

Stock Option Plan	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Shares underlying options granted	24,000	22,000	774,000	1,071,500
Weighted-average exercise price	$4.11	$7.46	$9.62	$9.85
Weighted average risk- free interest rate	0.34%	1.69%	1.49%	2.52%
Weighted average expected term (years)	6.1	6.1	6.2	5.9
Weighted average expected volatility	63%	56%	55%	57%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$2.33	$3.99	$4.92	$5.39

In June 2018, we adopted the 2018 Equity Incentive Plan (the “2018 Plan”), and reserved 3,000,000 shares of our common stock for issuance under the 2018 Plan. At the Annual Meeting of Stockholders of the Company held on June 15, 2020 (the “2020 Annual Meeting”), our stockholders approved an amendment to the 2018 Equity Incentive Plan (as amended, the “2018 Plan”) to increase the number of shares of common stock authorized for issuance by 1,600,000 shares. The 2018 Plan is the successor to our 2016 Equity Incentive Plan (the “2016 Plan”), which was retired on June 21, 2018 upon stockholders’ approval of our 2018 Plan. The 2016 Plan was the successor to our 2012 Equity Incentive Plan (the "2012 Plan"), which was retired on May 23, 2016 upon stockholders' approval of our 2016 Plan. All awards made under the 2016 and 2012 Plans shall remain subject to the terms of these plans. Options granted under the 2018 Plan may be either incentive stock options or nonstatutory stock options. The 2018 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The exercise price of a stock option may not be less than 100% of the closing price of our common stock on the date of the grant. If, at any time we grant an incentive stock option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of KindredBio stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of one or four years from the date of grant. Options granted under the 2018 Plan expire no later than 10 years from the date of grant. As of September 30, 2020, there were 2,079,932 option shares outstanding, and 1,901,576 shares available for future grants under the 2018 Plan.

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

Under the Stock Purchase Plan, employees purchased 29,797 shares of common stock for $109,000 during the nine months ended September 30, 2020. At September 30, 2020 and December 31, 2019, we had an outstanding liability of $68,000 and $40,000, respectively, which is included in accrued compensation on the condensed consolidated balance sheets, for employee contributions to the Stock Purchase Plan for shares pending issuance at the end of the next offering period.

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Research and development	$434	$475	$1,496	$1,408
General and administrative	1,660	1,351	4,585	4,180
	$2,094	$1,826	$6,081	$5,588

We had an aggregate of approximately $5,602,000 of unrecognized stock-based compensation expense for options outstanding and the Stock Purchase Plan as of September 30, 2020 which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Award and Restricted Stock Units
On January 23, 2017, we granted 250,000 shares of restricted stock awards to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. On January 22, 2018, we granted 315,000 shares of restricted stock units to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. In Q1 2019, we granted 300,775 shares of restricted stock units to most of our employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. In Q1 2020, we granted 586,915 shares of restricted stock units to most of our employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. In July 2020, we granted 51,750 shares of restricted stock units to most of our employees except officers. Shares will vest 100% on the one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. The total stock-based compensation expense related to all awards and units is $12,864,000. As of September 30, 2020, we have an aggregate of approximately $4,578,000 unrecognized stock-based compensation expense for restricted stock awards and units outstanding which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted stock award and restricted stock units activity for nine months ended September 30, 2020 was as follows:

Restricted Stock Award / Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	625,325	$9.01
Granted	638,665	9.38
Vested	(326,196)	8.60
Forfeited	(287,467)	9.97
Unvested balance at September 30, 2020	650,327	$9.16

Stock Option Information

A summary of stock option activity under all stock plans for the nine months ended September 30, 2020, is presented as follows:

Stock Options	Number of Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2019	6,353,370	$7.94
Granted	774,000	9.62
Exercised	(29,775)	5.51
Forfeited	(293,679)	10.07
Expired	(209,181)	9.43
Balance at September 30, 2020	6,594,735	$8.00

As of September 30, 2020, options to purchase 5,363,225 shares of common stock were exercisable at a weighted average price of $7.67 per share.

Equity Award Modifications

Stock Option Modifications

In connection with our restructuring, we eliminated 82 positions year-to-date as of September 30, 2020. We extended the post-employment exercise periods of vested stock options for 78 employees in connection with their separation from the Company. We accounted for the extension as a modification of an equity award under ASC 718. Accordingly, we recognized incremental stock compensation expense of approximately $120,000 through September 30, 2020.

Accelerating vesting of stock grants

On July 31, 2020, Ms. Bevers, our previous President and Chief Operating Officer, and KindredBio entered into a Severance and Release Agreement (the “Severance Agreement”) which provides, among other things, that Ms. Bevers is entitled to receive the severance compensation and benefits that are described in Section 4(c) of her Amended and Restated Executive Employment Agreement dated May 22, 2018, as amended by Amendment No. 1 dated October 19, 2018, that KindredBio previously filed with the Securities and Exchange Commission. Ms. Bevers is entitled to accelerated vesting in full of all of her outstanding stock options and other equity awards granted by KindredBio. On July 31, 2020, we accelerated the vesting all Ms. Bevers' stock options and other equity awards granted and accounted it as a modification of an equity award under ASC 718. Accordingly, we recognized stock compensation expense of approximately $547,000 for this transaction through September 30, 2020.

8. Stockholders' Equity
Stockholders' Equity

The following tables present the changes in stockholders' equity (in thousands):

	Three months ended September 30, 2020
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at June 30, 2020	39,333	$4	$308,542	$44	$(221,774)	$86,816
Comprehensive income
Net loss	—	—	—	—	(12,183)	(12,183)
Change in unrealized gains on available for sale securities	—	—	—	(20)	—	(20)
Total comprehensive loss						(12,203)
Stock-based compensation expenses	—	—	2,094	—	—	2,094
RSU issuance of shares when vested (1)	48	—	(156)	—	—	(156)
Shares withheld related to net share settlement of equity awards (2)	(12)	—	(41)	—	—	(41)
Exercise of common stock options	3	—	27	—	—	27
Balance at September 30, 2020	39,372	$4	$310,466	$24	$(233,957)	$76,537

(1) In Q3 2020, 95,000 RSU shares were vested, 47,898 shares were released, 47,102 shares were forfeited to cover tax liability.
(2) In Q3 2020, 25,000 RSA shares were vested, 12,604 shares were released, 12,396 shares were forfeited to cover tax liability.

	Three months ended September 30, 2019
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at June 30, 2019	39,043	$4	$300,462	$13	$(192,032)	$108,447
Comprehensive loss
Net loss	—	—	—	—	(15,293)	(15,293)
Change in unrealized gains on available for sale securities	—	—	—	5	—	5
Total comprehensive loss						(15,288)
Stock-based compensation expenses	—	—	1,826	—	—	1,826
Shares issued for consulting services	8	—	61	—	—	61
Exercise of common stock options	34	—	184	—	—	184
Balance at September 30, 2019	39,085	$4	$302,533	$18	$(207,325)	$95,230

	Nine months ended September 30, 2020
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	39,204	$4	$304,963	$13	$(223,059)	$81,921
Comprehensive income
Net loss	—	—	—	—	(10,898)	(10,898)
Change in unrealized gains on available for sale securities	—	—	—	11	—	11
Total comprehensive loss						(10,887)
Stock-based compensation expenses	—	—	6,081	—	—	6,081
RSU issuance of shares when vested (3)	143	—	(617)	—	—	(617)
Shares withheld related to net shares settlement of equity awards (4)	(34)	—	(249)	—	—	(249)
Exercise of common stock options	29	—	179	—	—	179
Common stock issued under ESPP	30	—	109	—	—	109
Balance at September 30, 2020	39,372	$4	$310,466	$24	$(233,957)	$76,537

(3)YTD Q3 2020, 238,696 RSU shares were vested, 142,948 shares were released, 95,748 shares were forfeited to cover tax liability.
(4)YTD Q3 2020, 87,500 RSA shares were vested, 53,541 shares were released, 33,959 shares were forfeited to cover tax liability.

	Nine months ended September 30, 2019
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	33,948	$3	$252,885	$(11)	$(161,670)	$91,207
Comprehensive loss
Net loss	—	—	—	—	(45,655)	(45,655)
Change in unrealized gains on available for sale securities	—	—	—	29	—	29
Total comprehensive loss						(45,626)
Stock-based compensation expenses	—	—	5,588	—	—	5,588
RSU issuance of shares when vested (5)	51	—	(279)	—	—	(279)
Shares withheld related to net shares settlement of equity awards (6)	(21)	—	(214)	—	—	(214)
Shares issued for consulting services	8	—	61	—	—	61
Exercise of common stock options	215	—	1,116	—	—	1,116
Public offering of common stock, net of $2,924 of offering costs	4,847	1	43,124	—	—	43,125
Common stock issued under ESPP	37	—	252	—	—	252
Balance at September 30, 2019	39,085	$4	$302,533	$18	$(207,325)	$95,230

(5) YTD Q3 2019, 78,750 RSU shares were vested, 51,212 shares were released, 27,538 shares were forfeited to cover tax liability.
(6) YTD Q3 2019, 62,500 RSA shares were vested, 40,938 shares were released, 21,562 shares were forfeited to cover tax liability.

9.    Leases
Leases

We have non-cancelable operating leases for laboratory space in Burlingame, California with several amendments to expand the facility. In February 2020, we further amended non-cancelable operating leases for laboratory space in Burlingame, California for an expansion of an additional 2,260 square feet of laboratory space commencing on May 1, 2020 and expiring on May 31, 2025. The total non-cancellable operating lease for the entire existing laboratory space is 13,736 square feet, expiring May 31, 2025. In August 2015, we entered into a new non-cancelable operating lease for 3,126 square feet of office space in San Diego, California and in June 2019, renewed the lease through February 2025. Our headquarters office lease for 8,090 square feet of office space in Burlingame, California expires November 30, 2020. In September 2020, we renewed our headquarters for only 6,900 square feet of office space for another 3 years, expiring November 30, 2023. In April 2019, we signed a short-term lease in Burlingame ("April 2019 lease"), consisting of 1,979 square feet of space through April 2020. In May 2019, we signed another lease in Burlingame ("May 2019 lease"), consisting of 1,346 square feet of space through April 2022. In addition, we have five equipment leases expiring through 2027.

Operating lease expense was $262,000 and $793,000, respectively for the three and nine months ended September 30, 2020, which includes $3,000 and $5,000 short-term lease income, and none and $28,000 of short-term lease expense for the three and nine months ended September 30, 2020, respectively. Operating lease expense was $235,000 and $704,000, respectively for the three and nine months ended September 30, 2019, which includes $21,000 and $78,000 of short-term lease expense, respectively. The following tables below do not include short term leases. We also have various equipment operating lease agreements.

Supplemental cash flow information, as of September 30, 2020, related to operating leases as follows (in thousands):

Amortization of operating lease	$600
Cash paid within operating cash flows	$668
Right-of-use assets obtained in exchange for new lease liabilities	$1,232

Supplemental balance sheet information, as of September 30, 2020, related to operating leases was as follows (in thousands, except lease term and discount rate):

Reported as:
Operating lease right-of-use assets	$3,634

Current portion of operating lease liabilities	$811
Long-term operating lease liabilities	3,147
Total lease liabilities	$3,958

Weighted average remaining lease term (years)	4.3 years
Weighted average discount rate	5.50%

As of September 30, 2020, we are obligated to make minimum lease payments under non-cancelable operating leases, as follows (in thousands):

Year ending December 31,	Lease Payments
2020 (remaining of year)	$252
2021	1,012
2022	1,058
2023	1,047
2024	837
2025 and thereafter	258
Total lease payments	4,464
Less: imputed interest	(506)
Total lease liabilities	$3,958

10.    Commitments and contingencies

Purchase Commitments

In June 2018, we entered into a Strategic Supply Agreement (the “Agreement”), with Pall Corporation (“Pall”) for the purchase of equipment and consumables to be used in support of our manufacturing requirements, including, but not limited to the Plant. Pursuant to the agreement, we will purchase certain pharmaceutical manufacturing equipment and related services in the aggregate amount of $3.8 million with a seven year consumable purchase obligation in the aggregate amount of approximately $16.5 million. The agreement is subject to customary undertakings, covenants, obligations, rights and conditions. We have incurred $3,778,000 in equipment purchase costs during the year ended of December 31, 2019. As of September 30, 2020, we are obligated to make consumable purchases and committed purchases as follows (in thousands):

Year ending December 31,	Consumable commitments	Consumable purchases	Remaining commitments
2020	$1,650	$1,688	$(38)
2021	3,300	—	3,300
2022	3,625	—	3,625
2023	3,625	—	3,625
2024	4,285	—	4,285
Total	$16,485	$1,688	$14,797

11.    Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic and diluted net loss per share:
Numerator:
Net loss	$(12,183)	$(15,293)	$(10,898)	$(45,655)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	39,312	38,940	39,246	38,542
Net loss per share, basic and diluted	$(0.31)	$(0.39)	$(0.28)	$(1.18)

Potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive:
Options to purchase common stock	6,595	6,464	6,595	6,464
Unvested RSAs/RSUs	650	640	650	640
Total number of potentially issuable shares	7,245	7,104	7,245	7,104

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

On June 8, 2020, we announced a plan to strengthen our strategic position by, among other things, prioritizing our most attractive late stage programs and substantially reducing our expenses to best position the Company for success with the previously announced business model. This restructuring reduced our workforce by approximately 24 employees and involved a restructuring charge of approximately $2.3 million related to severance payments and health care benefits, exclusive of stock compensation. We further eliminated another 5 positions and incurred a restructuring charge of approximately $0.3 million related to severance payments and health care benefits in the third quarter of 2020. We have completed our restructuring and do not anticipate any further reductions in our workforce for the foreseeable future.

13.    Subsequent event

On April 8, 2020, we entered into an At Market Offering ("ATM") whereby we may offer and sell shares of our common stock from time to time up to $25 million. In October 2020, 59,211 shares were sold through the ATM, for total gross proceeds of approximately $298,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $186,000.

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

    These forward-looking statements are based on our current expectations. These statements are not promises or guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements. These risks include, but are not limited to, the following: our limited operating history and expectations of losses for the foreseeable future; the absence of significant revenue from our products and our product candidates for the foreseeable future; the likelihood that our revenue will vary from quarter to quarter; our potential inability to obtain any necessary additional financing; our substantial dependence on the success of our products and our lead product candidates which may not be successfully commercialized even if they are approved for marketing; the effect of competition; our potential inability to obtain regulatory approval for our existing or future product candidates; our dependence on third parties to conduct some of our development activities; our dependence upon third-party manufacturers for supplies of our products and our product candidates and the potential inability of these manufacturers to deliver a sufficient amount of supplies on a timely basis; the uncertain effect of the COVID-19 pandemic on our business, results of operations and financial condition; uncertainties regarding the outcomes of trials regarding our product candidates; our potential failure to attract and retain senior management and key scientific personnel; uncertainty about our ability to enter into satisfactory agreements with third-party licensees of our biologic products or to develop a satisfactory sales organization for our equine small molecule products; our significant costs of operating as a public company; potential cyber-attacks on our information technology systems or on our third-party providers’ information technology systems, which could disrupt our operations; our potential inability to repay the secured indebtedness that we have incurred from third-party lenders, and the restrictions on our business activities that are contained in our loan agreement with these lenders; the risk that our 2020 strategic realignment and restructuring plans will result in unanticipated costs or revenue shortfalls; uncertainty about the amount of royalties that we will receive from the sale of Mirataz® to Dechra Pharmaceuticals PLC; the risk that the revenue from our delivery of services or products under any contract may be less than we anticipate if the other party to the contract exercises its right to terminate the contract prior to the completion of the contract; our potential inability to obtain and maintain patent protection and other intellectual property protection for our products and our product candidates; potential claims by third parties alleging our infringement of their patents and other intellectual property rights; our potential failure to comply with regulatory requirements, which are subject to change on an ongoing basis; the potential volatility of our stock price; and the significant control over our business by our principal stockholders and management.

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

Overview
We are a commercial-stage biopharmaceutical company focused on saving and improving the lives of pets. Our mission is to bring to our pets the same kinds of safe and effective medicines that our human family members enjoy. Our core strategy is to identify compounds and targets that have already demonstrated safety and effectiveness in humans and to develop therapeutics based on these validated compounds and targets for pets, primarily dogs, cats and horses. We believe this approach will lead to shorter development times and higher approval rates than pursuing new, non-validated compounds and targets. Our current portfolio includes candidates in development consisting of primarily biologic pharmaceuticals.
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
Concurrent with the sale of Mirataz, we announced a strategic realignment of our business model whereby we plan to rely more on a partnership-based model for commercialization strategy similar to the traditional human biotech commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales. Our focus will be on accelerating our deep pipeline of late-stage biologics candidates in canine and feline markets, while stopping small molecule development for these species. We believe monoclonal antibodies are the future of veterinary medicine, and represent the greatest opportunity for value creation, given large potential markets for our programs and our competitive advantage in biologics. Accordingly, the companion animal commercial infrastructure will be substantially reduced. In connection with this restructuring, we eliminated 53 positions, representing about one-third of our workforce. The eliminated positions primarily relate to the companion animal sales force and research and development for small molecule programs. On June 8, 2020, we announced a second restructuring to eliminate an additional 24 positions to streamline our operations and reduce operating expenditures by prioritizing investment in our highest value, late stage programs, especially the interleukin-31 (IL-31) antibody, interleukin-4 receptor (IL-4R) antibody, and parvovirus antibody programs. We completed our restructuring by eliminating the last 5 remaining positions in the third quarter of 2020 and do not anticipate any further reductions in the foreseeable future.

Business and Development Updates

We recorded $1.0 million and $41.2 million in net revenues in the three and nine months ended September 30, 2020 compared with $1.1 million and $2.9 million for the same periods of 2019. Substantially all of the revenues recorded were due to the sale of our Mirataz asset in the second quarter of 2020. We continued selling Mirataz until April 15, 2020 when we completed the sale of Mirataz to Dechra, and in addition recorded Mirataz royalties in the second and third quarters of 2020. Revenues for Zimeta continue to be limited for the quarter as a result of COVID-19 and downturn in equine events and transportation.

On May 19, 2020, we entered into an agreement with Vaxart, Inc. for the manufacture of Vaxart's oral vaccine candidate for COVID-19. We recorded contract manufacturing revenue based on the percentage completion of specific milestones for the quarter. In October 2020, we announced the expansion of our manufacturing agreement with Vaxart for COVID-19 and other vaccine candidates.

Biologic Product Candidates

On October 30, 2018, we reported positive topline results from our pilot efficacy study of tirnovetmab, KIND-016, a fully caninized, high-affinity monoclonal antibody targeting interleukin-31 (IL-31), for the treatment of atopic dermatitis in dogs. Following the successful pilot efficacy study, we conducted a pilot field effectiveness study for our IL-31 antibody and reported positive topline results on July 29, 2019. The manufacturing scale-up process proceeded as planned, and the pivotal efficacy study for KIND-016 is on track to start in the fourth quarter of 2020.

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

In December 2019, we announced the outcome of a positive pilot laboratory study of KIND-032, a fully caninized monoclonal antibody targeting interleukin-4 receptor, for the treatment of atopic dermatitis in dogs. The CADESI scores were assessed by board-certified veterinary dermatologists who were blinded to treatment assignments. The study demonstrated that KindredBio's antibody was well-tolerated. Although the study was a single-dose study designed primarily to assess safety and pharmacokinetics, evidence of positive efficacy and dose response was observed at Week 1, as measured by CADESI-04. A second pilot study to further assess dosing commenced in the third quarter of 2020. The KIND-032 program is advancing ahead of schedule and is being prioritized ahead of IL-4/13 SINK.

Atopic dermatitis is an immune-mediated inflammatory skin condition in dogs. It is the leading reason owners take their dog to the veterinarian, and the current market size is over $700 million annually and growing rapidly. KindredBio is pursuing a multi-pronged approach toward atopic dermatitis, with a portfolio of promising biologics.

We announced positive results from our pilot efficacy study of KIND-030, a chimeric, high-affinity monoclonal antibody targeting canine parvovirus (CVP) in August 2019. On September 16, 2020, we reported positive results from our pivotal efficacy study of KIND-030 in prevention of parvovirus infection in prophylactic treatment. In the randomized, blinded, placebo-controlled study, KIND-030 was administered to dogs as prophylactic therapy to prevent clinical signs of CPV infection. The primary objectives of the study were met. All of the placebo-control dogs developed parvovirus infection as predefined in the study protocol, while none of the KIND-030 treated dogs developed the disease. Furthermore, the parvovirus challenge resulted in 60% mortality rate in the control dogs compared to 0% mortality rate in the KIND-030 treated dogs.

KIND-030 is being pursued for two indications in dogs: prophylactic therapy to prevent clinical signs of canine parvovirus infection and treatment of established parvovirus infection. The pivotal efficacy study for the treatment indication and pivotal safety study remain on track to be completed by year-end 2020, with approval expected by early 2021. Regulatory approval and review timeline are subject to the typical risks inherent in such a process.

CVP is the most significant contagious viral cause of enteritis in dogs, especially puppies, with mortality rates reportedly as high as 91%. There are currently no FDA or USDA approved treatments for CPV, nor any other available treatment.

The pivotal efficacy study for KindredBio’s feline recombinant erythropoietin (KIND-510a) was initiated in the fourth quarter of 2019. Those veterinary clinics that had suspended clinical trials due to COVID-19 have since resumed operations. We continue to implement practices consistent with guidance provided by the U.S. Food and Drug Administration on studies conducted during the COVID-19 pandemic to minimize the impact on timelines. The product candidate is being developed for the management of non-regenerative anemia in cats. It has been engineered by the company to have a prolonged half-life compared to endogenous erythropoietin, a protein that regulates and stimulates production of red blood cells.

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

The pilot field effectiveness study for KIND-509, KindredBio's anti-TNF antibody for canine inflammatory bowel disease (IBD) is underway and on track to complete by year-end 2020. Those veterinary clinics that had suspended clinical trials due to COVID-19 have since resumed operations. KindredBio continues to implement practices consistent with guidance provided by the U.S. Food and Drug Administration on studies conducted during the COVID-19 pandemic to minimize the impact on timelines.

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

Our strategic evaluation of the future of the equine franchise remains ongoing as a result of the strategic change we made in the second quarter of 2020 to discontinue small molecule development in favor of biologic programs..

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

We are a commercial-stage company with two products approved for marketing and sale. On April 15, 2020, we completed the sale of one of the products, Mirataz, to Dechra. We have incurred significant net losses since our inception. We incurred cumulative net losses of $233,957,000 through September 30, 2020. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings. From our initial public offering in December 2013 through September 30, 2020, we raised approximately $269.5 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses. On April 8, 2020, we entered into an at the market offering agreement where we may offer and sell from time to time shares of our common stock, having an aggregate offering price of up to $25.0 million.

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

As of September 30, 2020, we had cash, cash equivalents and investments of $66,837,000. Our sale of Mirataz to Dechra was completed on April 15, 2020 with proceeds of $38.7 million received and the balance of $4.3 million to be paid out from escrow beginning in 12 months assuming no escrow claims.

For the foreseeable future, we expect to continue to incur losses as we continue our product development activities, seek regulatory approvals for our product candidates and begin to commercialize or partner them if they are approved by the Center for Veterinary Medicine branch, or CVM, of the FDA, the U.S. Department of Agriculture, or USDA, or the European Medicines Agency, or EMA. If we are required to further fund our operations, we expect to do so through public or private equity offerings, debt financings, corporate collaborations and licensing arrangements. We cannot assure you that such funds will be available on terms favorable to us, if at all. The strategic realignment of our business model whereby we rely more on a partnership-based model for commercialization strategy similar to the traditional human biotech commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales may require us to relinquish rights to certain of our technologies. In addition, we may never successfully complete development of, obtain adequate patent protection for, obtain necessary regulatory approval, or achieve commercial viability for any other product candidates besides Mirataz and Zimeta. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations, and we may be unable to continue as a going concern.

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

On June 8, 2020, we announced a plan to strengthen our strategic position by, among other things, prioritizing our most attractive late stage programs and substantially reducing our expenses to best position the company for success with the previously announced business model. This restructuring reduced the company’s workforce by approximately 24 employees and involved a restructuring charge of approximately $2.3 million related to severance payments and health care benefits, exclusive of stock compensation. We further eliminated another 5 positions and incurred a restructuring charge of approximately $0.3 million related to severance payments and health care benefits in the third quarter of 2020. We have completed our restructuring and do not expect any further reductions in our workforce for the foreseeable future.
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Net product revenues	$16	$1,104	$782	$2,855
Revenue from asset sale	—	—	38,700	—
Partner royalty revenue	255	—	413	—
Contract manufacturing revenue	772	—	1,318	—
Total revenues	1,043	1,104	41,213	2,855

Operating costs and expenses:
Cost of product revenues (1)	5	139	3,609	400
Contract manufacturing costs	300	—	636	—
Research and development	7,387	7,290	23,652	21,176
Selling, general and administrative	4,698	9,382	18,676	28,348
Restructuring costs	282	—	4,246	—
Total operating costs and expenses	12,672	16,811	50,819	49,924
Loss from operations	(11,629)	(15,707)	(9,606)	(47,069)
Interest and other income (expenses), net	(554)	414	(1,292)	1,414
Net loss	$(12,183)	$(15,293)	$(10,898)	$(45,655)

(1) Includes $3,494,000 Finished Goods write-off in the first quarter of 2020 related to the Dechra Asset Purchase Agreement, due to the transition to proprietary Dechra brand labelling on asset sale.

Revenues
We recorded $1.0 million and $41.2 million in net revenues in the three and nine months ended September 30, 2020 compared with $1.1 million and $2.9 million for the same periods of 2019. The increase in revenue was primarily due to $38.7 million from the sale of our Mirataz asset which was completed on April 15, 2020. In addition, royalty revenues of $255,000 and $413,000, and contract manufacturing revenues of $772,000 and $1,318,000 for the three and nine months in 2020 contributed to the increase.
Of the $782,000 net product revenues recorded in the first nine months of 2020, $734,000 were for Mirataz. There were no Mirataz revenues for the quarter ended September 30, 2020 as a result of the asset sale. Net product revenues for Zimeta were $4,000 and $19,000 for three and nine months ended September 30, 2020, reflecting a downturn in equine events and transportation as a result of COVID-19. In conjunction with Mirataz and Zimeta, we also recorded $12,000 and $29,000 in revenue derived from co-marketing products for our partners, Butterfly Networks and Astaria Global for the same periods in 2020.
On May 19, 2020, we entered into an agreement with Vaxart, Inc. for the manufacture of Vaxart's oral vaccine candidate for COVID-19. We recorded contract manufacturing revenue of $772,000 and $1,318,000 based on the percentage completion of specific milestones for the three and nine months ended September 30, 2020, respectively.

Our net product revenue was generated entirely from sales within the United States. Our product sales to two large distributors, namely Covetrus and Midwest Veterinary Supply, and three large distributors, namely MWI Animal Health, Covetrus and Midwest Veterinary Supply, each accounted for more than 10% of gross product revenues for the three and nine months ended September 30, 2020. Approximately 100% and 75% of our gross product revenues were to two and three distributors for the three and nine months ended September 30, 2020, respectively. Three distributors attributed to approximately 84% and 85% of our gross product revenues for the three and nine months ended September 30, 2019, respectively.

Our accounts receivable from amounts billed for contract manufacturing services is derived from one customer. The contract requires an up-front payment and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs.

We currently estimate a 3% product return liability for Zimeta, using probability-weighted available industry data and data provided by our distributors such as the inventories remaining in the distribution channel (see Notes 1 and 2 to our financial statements). Previous product liability accrued for Mirataz will be re-assessed prior to the end of 2020 to determine if such liability is still necessary. To-date we did not have any product returns. We did not record an allowance for doubtful accounts as our analysis did not uncover any collection risks.

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

Research and development expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended September 30,		%	Nine months ended September 30,		%
	2020	2019	Change	2020	2019	Change
Payroll and related	$2,108	$2,954	(29)%	$8,730	$9,309	(6)%
Consulting	203	627	(68)%	579	2,147	(73)%
Field trial costs, including materials	472	1,559	(70)%	2,108	2,967	(29)%
Biologics development and supplies	2,409	608	296%	5,200	2,077	150%
Stock-based compensation	434	475	(9)%	1,496	1,408	6%
Other	1,761	1,067	65%	5,539	3,268	69%
	$7,387	$7,290	1%	$23,652	$21,176	12%

During the three and nine months ended September 30, 2020, research and development expense related primarily to advancing the development of KIND-030, KIND-016, KIND-032, KIND-510a and other early stage biologic programs.

Research and development expenses for the three months ended September 30, 2020, increased by 1% to $7,387,000 compared with $7,290,000 for the same period in 2019. The $97,000 increase was primarily due to the inclusion of expenses from the Kansas facility as it began to manufacture clinical trial material offset by lower costs as we stopped small molecule development and prioritize our focus on late stage biologic candidates. Prior to 2020, construction and commissioning expenditures associated with the Kansas facility had been categorized as general and administrative expenses. Outsourced research and development expenses related to KIND-510a, KIND-014 and other product development programs for three months ended September 30, 2020 were $447,000, $73,000, and $46,000, respectively. Outsourced research and development expense consists primarily of costs related to CMC, clinical trial costs and consulting.

Research and development expenses for the nine months ended September 30, 2020, increased by 12% to $23,652,000 compared with $21,176,000 for the same period in 2019. The $2,476,000 increase was primarily due to the inclusion of expenses from the Kansas facility as it began to manufacture clinical trial material offset by lower costs as we stopped small molecule development and prioritize our focus on late stage biologic candidates. Prior to 2020, construction and commissioning expenditures associated with the Kansas facility had been categorized as general and administrative expenses. Outsourced research and development expenses related to KIND-510a, KIND-014, and other product development programs for nine months ended September 30, 2020 were $1,000,000, $405,000, $795,000, respectively. Outsourced research and development expense consists primarily of costs related to CMC, clinical trial costs and consulting.

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

Selling, General and Administrative Expense
Selling, general and administrative expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended September 30,		%	Nine months ended September 30,		%
	2020	2019	Change	2020	2019	Change
Payroll and related	$1,072	$3,557	(70)%	$5,590	$11,415	(51)%
Consulting, legal and professional services	1,014	905	12%	3,550	2,493	42%
Stock-based compensation	1,660	1,351	23%	4,585	4,180	10%
Corporate and marketing expenses	419	1,178	(64)%	2,295	3,953	(42)%
Other	533	2,391	(78)%	2,656	6,307	(58)%
	$4,698	$9,382	(50)%	$18,676	$28,348	(34)%
Selling, general and administrative expenses for the three and nine months ended September 30, 2020 decreased by 50% to $4,698,000 and 34% to $18,676,000, when compared to the same periods in 2019. The $9,672,000 year-over-year decrease was mainly due to the re-categorization of Kansas plant expenditures as research and development expenses and lower payroll and related expenses as a result of the elimination of our companion animal sales force, offset by higher legal fees.

We expect selling, general and administrative expense to decrease going forward due to the restructuring and elimination of our companion animal sales force. We plan to rely more on a partnership-based model for commercialization whereby our pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales.

Restructuring costs

We recorded restructuring charges of $0.3 million and $4.2 million for three and nine months ended September 30, 2020. The restructuring charge of $1.7 million in the first quarter of 2020 was the result of the elimination of 53 positions due to the strategic realignment of our business model whereby we became a biologics-only company while stopping small molecule development. All charges pertaining to this restructuring have been paid. The restructuring charge of $2.3 million in the second quarter was the result of prioritizing our most attractive late stage programs and substantially reducing our expenses to best position the company for success with the new business model. Another 24 employees were impacted by the restructuring and all restructuring charges have been paid by the third quarter of 2020. We further eliminated another 5 positions in the third quarter and incurred a restructuring charge of approximately $0.3 million related to severance payments and health care benefits, exclusive of stock compensation. We do no anticipate any further reductions in the foreseeable future.

Interest and Other Income, Net

(In thousands)
	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Interest and other (expense) income, net	$(554)	$414	$(968)	$(1,292)	$1,414	$(2,706)

The decrease of approximately $968,000 in the three months ended September 30, 2020 compared to the same period in 2019 was the result of $359,000 lower interest income due to lower interest rate and cash balance. In addition, the change was further impacted by interest expense of approximately $451,000 and other loan amendment and amortization fees of approximately $88,000. There were no borrowing expenses in the same quarter of 2019.

The decrease of approximately $2,706,000 in the nine months ended September 30, 2020 compared to the same period in 2019 was the result of $1,044,000 lower interest income due to lower interest rate and cash balance. In addition, the change was further impacted by interest expense of approximately $1,351,000, and other loan amendment and amortization fees of approximately $375,000. There were no borrowing expenses in the same periods of 2019.

Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets. Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of September 30, 2020, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in September 2012 through September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $234.0 million. Since inception and through September 30, 2020, we raised approximately $269.5 million in net proceeds. On September 30, 2019, we entered into the Loan Agreement with the Lenders. The Lenders have agreed to make available to us an aggregate principal amount of up to $50.0 million under the Loan Agreement. On September 30, 2019, we received the first loan tranche of $19.2 million, net of debt issuance costs. An additional $30 million will be available in two tranches at our option, subject to certain conditions.

As of September 30, 2020, we had cash, cash equivalents and investments of $66.8 million. We believe that our cash, cash equivalents and investments along with the net reduction in our workforce, remaining proceeds from the Mirataz sale, and revenues from royalties and contract manufacturing will be sufficient to fund our planned operations through mid-2022. In addition, the potential additional draw down of $30 million from our Loan Agreement, which is contingent on the achievement of certain milestones, and our April 8, 2020 ATM facility will provide us with access to additional cash and extend our runway, if required.

Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Nine months ended September 30,
	2020	2019
	(In thousands)
Net cash used in operating activities	$(3,297)	$(42,647)
Net cash provided by (used in) investing activities	$4,503	$(37,680)
Net cash (used in) provided by financing activities	$(578)	$63,189
Net cash used in operating activities
During the nine months ended September 30, 2020, net cash used in operating activities was $3,297,000. The net loss of $10,898,000 for the nine months ended September 30, 2020 included non-cash charges of $6,081,000 for stock-based compensation expense, $3,473,000 for depreciation and amortization, $259,000 for amortization of the debt discount of long-term loan, $3,494,000 for Mirataz finished goods write-off related to Dechra asset purchase, $54,000 loss on disposal of property and equipment, and partially offset by $113,000 for the amortization of discount on marketable securities. Net cash used in operating activities was further increased by net changes in operating assets and liabilities of $5,647,000.
During the nine months ended September 30, 2019, net cash used in operating activities was $42,647,000. The net loss of $45,655,000 for the nine months ended September 30, 2019 included non-cash charges of $5,588,000 for stock-based compensation expenses, $61,000 for shares issued for consulting services, $1,761,000 for depreciation and amortization, $134,000 loss on disposal of property and equipment, and partially offset by $419,000 for the amortization of premium on marketable securities. Net cash used in operating activities was further increased by net changes in operating assets and liabilities of $4,117,000.

Net cash provided by (used in) investing activities
During the nine months ended September 30, 2020, net cash provided by investing activities was $4,503,000, which resulted from proceeds from maturities of marketable securities of $77,520,000, offset by $70,059,000 related to purchases of marketable securities and $3,040,000 related to purchases of equipment. In addition, we also received proceeds of $82,000 from the sale of equipment.
During the nine months ended September 30, 2019, net cash used in investing activities was $37,680,000, due to proceeds from maturities of marketable securities of $55,678,000 and sales of investments of $2,999,000, offset by the purchases of marketable securities of $89,079,000 and purchases of property and equipment of $7,281,000. In addition, we also received proceeds of $3,000 from the sale of equipment.
Net cash (used in) provided by financing activities
During the nine months ended September 30, 2020, net cash used in financing activities of $578,000 was related to payment of $866,000 related to restricted stock awards and restricted stock units tax liability on net settlement, offset by proceeds of $288,000 from exercises of stock options and purchase of ESPP shares.
During the nine months ended September 30, 2019, net cash provided by financing activities of $63,189,000 was related to net proceeds of $43,125,000 from the sale of common stock from a public offering, net proceeds of $19,189,000 from the loan payable, proceeds of $1,368,000 from the purchases of common stock through exercise of stock options and purchase of ESPP shares, offset by payment of $493,000 related to restricted stock awards tax liability on net settlement.
Future Funding Requirements
We anticipate that we will continue to incur losses for the next several years due to expenses relating to:
•pivotal trials of our product candidates;
•toxicology (target animal safety) studies for our product candidates;
•biologic clinical material manufacturing; and
•maintain the operations of the biologics manufacturing plant in Kansas.

We believe that our cash, cash equivalents and investments along with the net reduction in our workforce, remaining proceeds from the Mirataz sale, and revenues from royalties and contract manufacturing will be sufficient to fund our planned operations through mid-2022. In addition, the potential additional draw down of $30 million from our Loan Agreement, which is contingent on the achievement of certain milestones, and our April 8, 2020 ATM facility will provide us with access to additional cash and extend our runway, if required. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
Contractual Obligations
We have non-cancelable operating leases for laboratory space in Burlingame, California with several amendments to expand the facility. In February 2020, we further amended non-cancelable operating leases for laboratory space in Burlingame, California for an expansion of an additional 2,260 square feet of laboratory space commencing on May 1, 2020 and expiring on May 31, 2025. The total non-cancellable operating lease for the entire existing laboratory space is 13,736 square feet, expiring May 31, 2025. In August 2015, we entered into a new non-cancelable operating lease for 3,126 square feet of office space in San Diego, California and in June 2019, renewed the lease through February 2025. Our headquarters office lease for 8,090 square feet of office space in Burlingame, California expires November 30, 2020. In September 2020, we renewed our headquarters for only 6,900 square feet of office space for another 3 years, expiring November 30, 2023. In April 2019, we signed a short-term lease in Burlingame ("April 2019 lease"), consisting of 1,979 square feet of space through April 2020. In May 2019, we signed another lease in Burlingame ("May 2019 lease"), consisting of 1,346 square feet of space through April 2022. In addition, we have five equipment leases expiring through 2027.

Under the operating leases we are obligated to make minimum lease payments as of September 30, 2020 totaling $4,464,000 through August 2027, the timing of which is described in more detail in the notes to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market price risk on our investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of September 30, 2020, our cash equivalents and investments are invested in money market funds, U.S. treasury bills, U.S. federal agency notes, corporate notes, commercial paper and U.S treasury bonds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Severance and Release Agreement dated as of July 31, 2020 between Kindred Biosciences, Inc. and Denise Bevers (previously filed by Kindred Biosciences, Inc. with the Securities and Exchange Commission on August 5, 2020 as Exhibit 10.1 to the company's Current Report on Form 8-K and incorporated herein by reference)

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
Date: November 9, 2020

Kindred Biosciences, Inc.

By:	/s/ Wendy Wee
Wendy Wee
Chief Financial Officer
(Principal Financial and Accounting Officer)