Form 10-Q
period 2021-03-31
Kindred Biosciences, Inc.
filed 2021-05-11
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of April 30, 2021, Kindred Biosciences, Inc. had outstanding 45,273,504 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,911	$11,620
Short-term investments	50,240	46,758
Accounts, royalty and license receivable	2,337	624
Other receivables	10,378	—
Inventories	—	207
Prepaid expenses and other	3,225	3,415
Total current assets	79,091	62,624
Property and equipment, net	27,451	28,204
Long-term investments	158	1,500
Operating lease right-of-use assets	3,225	3,428
Other assets	54	58
Total assets	$109,979	$95,814

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$353	$145
Accrued compensation	1,372	2,070
Accrued liabilities	1,168	2,745
Current portion of operating lease liabilities	844	825
Current portion of loan payable	2,815	1,111
Total current liabilities	6,552	6,896
Long-term liabilities:
Long-term operating lease liabilities	2,716	2,934
Long-term loan payable, net of debt discount	16,926	18,502
Total liabilities	26,194	28,332

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 44,707,614 and 39,492,134 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	338,374	312,321
Accumulated other comprehensive income	2	12
Accumulated deficit	(254,595)	(244,855)
Total stockholders' equity	83,785	67,482
Total liabilities and stockholders' equity	$109,979	$95,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2021	2020
Revenues:
Net product revenues	$227	$603
Partner royalty revenue	326	—
Contract manufacturing revenue	1,842	—
Total revenues	2,395	603

Operating costs and expenses:
Cost of product revenues (1)	207	3,577
Contract manufacturing costs	383	—
Research and development	6,287	8,867
Selling, general and administrative	4,684	8,873
Restructuring costs	—	1,676
Total operating costs and expenses	11,561	22,993

Loss from operations	(9,166)	(22,390)
Interest and other expense, net	(574)	(371)
Net loss	(9,740)	(22,761)
Change in unrealized gains or losses on available-for-sale securities	(10)	(9)
Comprehensive loss	$(9,750)	$(22,770)

Net loss per share, basic and diluted	$(0.24)	$(0.58)
Weighted-average number of common shares outstanding, basic and diluted	41,089	39,186

(1) Includes $3,494 Finished Goods write-off in the first quarter of 2020 related to the Dechra Asset Purchase Agreement, consistent with the transition to proprietary Dechra branding and regulatory best practices related to label transitions on asset divestitures.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(9,740)	$(22,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,496	2,064
Depreciation and amortization expense	1,202	1,053
Amortization of discount on marketable securities	73	(109)
Amortization of debt discount of loan payable	128	85
Finished goods write off related to Dechra asset purchase (1)	—	3,494
Changes in operating assets and liabilities:
Accounts receivable	(1,713)	679
Inventories	207	(100)
Prepaid expenses and other	194	(1,398)
Accounts payable	163	1,558
Accrued liabilities and accrued compensation	(2,415)	(1,677)
Net cash used in operating activities	(9,405)	(17,112)
Cash Flows from Investing Activities
Purchases of investments	(18,469)	(16,720)
Maturities of investments	16,246	33,769
Purchases of property and equipment	(260)	(1,418)
Net cash (used in) provided by investing activities	(2,483)	15,631
Cash Flows from Financing Activities
Exercises of stock options	21	124
Payment of restricted stock tax liability on net settlement	(507)	(669)
Net proceeds from sale of common stock	13,665	—
Net cash provided by (used in) financing activities	13,179	(545)
Net change in cash and cash equivalents	1,291	(2,026)
Cash and cash equivalents at beginning of period	11,620	15,986
Cash and cash equivalents at end of period	$12,911	$13,960

(1) Includes $3,494 Finished Goods write-off in the first quarter of 2020 related to the Dechra Asset Purchase Agreement, due to the transition to proprietary Dechra branding on asset divestitures.
Supplemental disclosure of non-cash investing and financing activities:

Purchases of property and equipment included in accounts payable and accrued liabilities	$39	$1,224
Proceeds due from sale of common stock	$10,378	$—

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
In March 2020, we announced a strategic realignment of our business model whereby we plan to rely more on a partnership-based model for commercialization strategy similar to the traditional human biotech commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales. Our focus is on accelerating our deep pipeline of late-stage biologics candidates in canine and feline markets and to strengthen our strategic position by prioritizing our most attractive late stage programs and substantially reducing our expenses to best position the company for success.
In March 2020, we sold Mirataz to Dechra Limited for a cash purchase price of $43 million. In December 2020, we entered into a Distribution and Licensing Agreement granting Dechra Veterinary Products, LLC, an exclusive license under our Patents and Marketing Authorizations to promote, market, sell and distribute Zimeta in the U.S. and Canadian territories.
In addition, we announced an agreement granting Elanco Animal Health, Inc. ("Elanco") exclusive global rights to KIND-030 in December 2020. Under the terms of the agreement, we received a non-refundable upfront payment of $500,000, and will receive development milestone payments of up to $16 million upon achievement of certain development, regulatory and manufacturing targets, and sales milestones in an aggregate amount of up to $94 million payable throughout the term of the agreement. Furthermore, royalty payments are to range from the low to high teens. The agreement specifies that KindredBio will supply the licensed product to Elanco, and that Elanco will conduct the necessary regulatory activities to achieve approvals in Europe and other key international markets.

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
The accompanying unaudited interim condensed consolidated financial statements (“financial statements”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our annual report on Form 10-K as filed with the SEC on March 16, 2021. In the opinion of management, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included in these financial statements.
The accompanying financial statements include the accounts of Kindred Biosciences and its wholly owned subsidiaries (the "Company"). All inter-company accounts and transactions have been eliminated in consolidation.

Stock Offerings

On April 8, 2020, we entered into an At Market Offering ("ATM") whereby we may offer and sell shares of our common stock from time to time up to $25 million. Through December 31, 2020, 59,211 shares were sold through the ATM, for total gross proceeds of approximately $298,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $201,000. In January 2021, we sold another 1,456,497 shares, for total gross proceeds of approximately $7,059,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $6,876,000. On January 15, 2021, we entered into an amendment to the ATM. In accordance with the terms of the amended ATM, we may offer and sell shares of our common stock up to $24,366,000. From February 3, 2021 through March 31, 2021, 3,625,470 shares were sold through the amended ATM, for total gross proceeds of approximately $17,620,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $17,167,000. Among them, 2,250,000 shares were sold on March 31, 2021 and settled on April 5, 2021, with gross proceeds of approximately $10,652,000. Net proceeds after deducting underwriting discounts and commissions and offering expense, were approximately $10,378,000, which has been recorded as an other receivable as of March 31, 2021.

Borrowings
On September 30, 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Solar Capital Ltd., to make available to KindredBio an aggregate principal amount of up to $50 million under the Loan Agreement. The Loan Agreement provides for a term loan commitment of $50 million in three tranches: (1) a $20 million term A loan that was funded on September 30, 2019; (2) a $15 million term B loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, no later than December 31, 2020; and (3) a $15 million term C loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, on or before June 30, 2021. Each term loan has a maturity date of September 30, 2024. We elected not to draw down on the $15 million term B loan before the December 31, 2020 deadline. Each term loan bears interest at a floating per annum rate equal to the one-month LIBOR rate (with a floor of 2.17%) plus 6.75%. We are permitted to make interest-only payments on each term loan through October 31, 2021. See Note 6.

On March 16, 2020, we entered into a First Amendment to Loan and Security Agreement (the "First Amendment") with the Lenders in connection with the sale of our Mirataz asset. Among other things, the First Amendment increases the minimum cash amount, as defined in the Loan Agreement, required to be maintained by KindredBio to $10,000,000.

On December 23, 2020, we entered into a Second Amendment to Loan and Security Agreement (the "Second Amendment") with the Lenders in connection with the Zimeta Distribution and license Agreement with Dechra. All other terms and conditions remain the same as the First Amendment.

Liquidity

We have incurred losses and negative cash flows from operations and had an accumulated deficit of $254,595,000 as of March 31, 2021. We expect to continue to incur losses and negative cash flows as we continue our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and commercialize any approved products. To date, we have been funded primarily through sales of our equity and recently through an asset sale and licensing of our products. We might require additional capital until such time as we can generate operating revenues in excess of operating expenses. We believe that our cash, cash equivalents and investments totaling $63,309,000 as of March 31, 2021, along with the $10,378,000 of net proceeds received on April 5, 2021 from the sale of stock through the ATM, remaining proceeds from the Mirataz sale, and revenues from royalties and contract manufacturing will be sufficient to fund our planned operations through the end of 2023. In addition, our January 15, 2021 ATM facility will provide us with access to additional cash and extend our runway, if required.

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

Revenue Streams

Our revenues consist of revenue from Mirataz and Zimeta associated partner royalties, remaining revenue from the sale of our Mirataz asset, partner licensing revenue and contract manufacturing revenue. While we did record product revenue for Zimeta in the first quarter of 2021, we do not expect to have product revenue going forward.

Product revenue

Our product revenues consist of product revenues resulting from the sales of Mirataz through April 2020 and Zimeta through January 2021. We account for a contract with a customer when there is a legally enforceable contract between us and our customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Our customers could either be distributors who subsequently resell our products to third parties such as veterinarians, clinics or animal hospitals, licensing partners or other third parties.

Revenue from asset sale

On March 16, 2020, we entered into an Asset Purchase Agreement to sell Mirataz to Dechra for a cash purchase price of $43 million. On April 15, 2020, we completed the sale of Mirataz to Dechra and received payment of $38.7 million on the closing date. Of the remaining $4.3 million, $2.15 million will be paid out of escrow beginning in 12 months after the closing date and the balance of $2.15 million will be paid out 18 months after closing date, assuming no escrow claims.

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

Product Returns

Consistent with the industry practice, we generally offer customers a limited right of return of damaged or expired product that has been purchased directly from us. Our return policy generally allows customers to receive credit for expired products within 90 days after the product’s expiration date. We estimate the amount of our product revenues that may be returned by our customers and record these estimates as a reduction of product revenues in the period the related product revenues are recognized, as well as within accrued liabilities, in the consolidated balance sheets. We currently estimate product return liabilities using probability-weighted available industry data and data provided by the our distributors such as the inventories remaining in the distribution channel. To-date, we have no returns and believe that returns of our product in future periods will be minimal. We do not record a return asset associated with the returned damaged or expired goods due to such asset is deemed to be fully impaired at the time of product return. We no longer carry any product returns reserve for Mirataz, but have maintained a small amount of product return reserve for Zimeta.

Our contract manufacturing customer retains control of their product during the entire manufacturing process and can make changes to the process or specifications at their request. There are no product returns.

Sales Discounts and Allowances

We compensate our distributors for sales order management, data and distribution and other services through sales discounts and allowances. However, such services are not distinct from our sale of products to distributors and, therefore, these discounts and allowances are recorded as a reduction of product revenues in the consolidated statements of operations and comprehensive loss, as well as a reduction to accounts receivable in the consolidated balance sheets. Starting February 2021, we no longer have sales to distributors.

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

Inventories

We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the standard-cost method, which approximates actual cost based on a first-in, first-out method. We analyze our inventory levels quarterly and write down inventory subject to expire in excess of expected requirements, or that has a cost basis in excess of its expected net realizable value. In the quarter ended March 31, 2020, we wrote off $3,494,000 Mirataz inventory related to the Dechra Asset Purchase Agreement, due to the transition to Dechra brand labelling. In January 2021, we sold all our excess Zimeta finished goods inventory to Dechra. Currently, we do not own any inventory.

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
Comprehensive Loss
Our comprehensive loss includes the change in unrealized gains or losses on available-for-sale debt securities. The cumulative amount of gains or losses are reflected as a separate component of stockholders' equity in the condensed consolidated balance sheets as accumulated other comprehensive income.
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
2. Revenues and Cost of Revenues
In March 2020, we entered into an Asset Purchase Agreement to sell Mirataz to Dechra. In December 2020, we entered into a Distribution and Licensing Agreement granting Dechra an exclusive license under our patents and marketing authorizations to promote, market, sell and distribute Zimeta in the U.S. and Canadian territories. Our revenue generated from product sale of Mirataz ended as of April 2020 and from Zimeta ended as of January 2021. We record partner royalties from Dechra based on Mirataz and Zimeta net sales on a quarterly basis.

Our exclusive license and collaboration agreement with Elanco allow us to receive future development milestone payments of up to $16 million upon achievement of certain development, regulatory and manufacturing targets, and sales milestones in an aggregate amount of up to $94 million payable throughout the term of the agreement, including royalty payments ranging from the low to high teens.

We recorded contract manufacturing revenue for the manufacture of Vaxart's oral vaccine candidate for COVID-19 based on the percentage completion of specific milestones for the quarter. The expansion of our manufacturing agreement with Vaxart for COVID-19 and other vaccine candidates will extend our contract manufacturing activities through at least the end of 2021.

In September 2019, we were selected by the National Cancer Institute ("NCI") as one of three contractors in response to the solicitation for the PREVENT Cancer Preclinical Drug Development Program ("PREVENT"): Current Good Manufacturing Practice ("cGMP") Production of Vaccines and Biologicals for Cancer Prevention (cGMP Pool). As a cGMP pool contractor,

KindredBio is eligible to provide manufacturing, formulation and analytical services to meet the needs of the PREVENT pipeline. In February 2021, we were awarded a work order from the NCI and began work on our first NCI project.

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
The following table summarizes revenues and costs for the three months ended March 31, 2021 and 2020 (in thousands).

	Three months ended March 31,
	2021	2020
Revenues
Net product revenues	$227	$603
Partner royalty revenue	326	—
Contract manufacturing revenue	1,842	—
Total revenues	2,395	603
Costs of revenues
Cost of product revenues (1)	207	3,577
Contract manufacturing costs	383	—
Total costs of revenues	590	3,577
Gross margin	$1,805	$(2,974)

(1) Includes $3,494 Finished Goods write-off in the first quarter of 2020 related to the Dechra Asset Purchase Agreement, due to the transition to proprietary Dechra branding on asset divestitures.
The following table summarizes contract manufacturing revenues and costs by projects for the three months ended March 31, 2021 and 2020 (in thousands).

	Three months ended March 31,
	2021	2020
Vaxart project
Contract manufacturing revenues	$1,800	$—
Contract manufacturing costs	345	—
Net profit	1,455	—
NCI Project
Contract manufacturing revenues	42	—
Contract manufacturing costs	38	—
Net profit	4	—
Total
Contract manufacturing revenues	1,842	—
Contract manufacturing costs	383	—
Net profit	$1,459	$—
The following table summarizes product revenues and costs for the three months ended March 31, 2021 and 2020 (in thousands).

	Three months ended March 31,
	2021	2020
Mirataz
Net product revenues	$—	$596
Cost of product revenues	—	3,575
Net profit/(loss)	—	(2,979)
Zimeta
Net product revenues	227	7
Cost of product revenues	207	2
Net profit	20	5
Total
Net product revenues	227	603
Cost of product revenues	207	3,577
Net profit/(loss)	$20	$(2,974)
Concentrations of credit risk
Our net product revenue for the quarter ended March 31, 2021 was generated entirely from sales within the United States for excess Zimeta inventory sold to Dechra. Our partner royalties for Mirataz and Zimeta are also with Dechra. In total, Dechra accounted for approximately 23% of total revenue. For the quarter ended March 31, 2020, our product sales to three large distributors, namely MWI Animal Health, Covetrus and Midwest Veterinary Supply, each accounted for more than 10% of gross product revenues. These three distributors accounted for approximately 73% of our gross product revenues in the first three months of 2020.

Vaxart accounted for 98% of the contract manufacturing services we provided in the first quarter of 2021. We did not have any manufacturing revenue for the same period in 2020. Manufacturing contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs.

Product returns

Our return policy generally allows customers to receive credit for expired products within 90 days after the product’s expiration date. We estimated product return liabilities of 3% for Zimeta of gross product revenue using probability-weighted available industry data and data provided by our distributors such as the inventories remaining in the distribution channel. We are no longer marketing Zimeta and will not be increasing the product return liabilities, but adjustments will be made to the reserves based on actual returns in the future.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at their carrying values, net of any allowances for doubtful accounts. Accounts receivable consist primarily of amounts due from distributors, for which collection is probable based on the customer's intent and ability to pay. Receivables are evaluated for collection probability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. We have no allowance for doubtful accounts as of March 31, 2021 and December 31, 2020 as our analysis did not uncover any collection risks.

Contract assets

Because of the timing effect of revenue recognition, billings and cash collections can be recorded into three different ways: billed trade receivables, contract assets (unbilled receivables), and contract liabilities (customer deposits and deferred revenue). Contract assets are recorded when our right to consideration is conditioned on something other than the passage of time. Contract assets are reclassified to trade receivables on the balance sheet when our rights become unconditional. Contract liabilities represent customer deposits and deferred revenue billed and/or received in advance of our fulfillment of performance obligations. Contract liabilities convert to revenue as we perform our obligations under the contract. We did not record any contract assets and/or contract liabilities as of March 31, 2021 or December 31, 2020.

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
Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of March 31, 2021
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$6,810	$6,810	$—	$—
Commercial paper	6,099	—	6,099	—
Short-term investments:
U.S. treasury bills	3,520	3,520	—	—
U.S. government agency notes	26,215	—	26,215	—
Commercial paper	16,685	—	16,685	—
Corporate notes	3,820	—	3,820	—
Long-term investments:
Corporate notes	158	—	158	—
	$63,307	$10,330	$52,977	$—

	Fair Value Measurements as of December 31, 2020
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$219	$219	$—	$—
U.S. treasury bills	4,060	4,060	—	—
Commercial paper	3,899	—	3,899	—
U.S. government agency notes	2,000	—	2,000	—
Corporate notes	315	—	315	—
Short-term investments:
U.S. treasury bills	6,531	6,531	—	—
U.S. government agency notes	36,444	—	36,444	—
Corporate notes	3,783	—	3,783	—
Long-term investments:
U.S. government agency notes	1,500	—	1,500	—
	$58,751	$10,810	$47,941	$—
During the three months ended March 31, 2021, there were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy.
At March 31, 2021 and December 31, 2020, we did not have any financial liabilities which were measured at fair value on a recurring basis.

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
The fair value of available-for-sale investments by type of security at March 31, 2021 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$16,689	$—	$(4)	$16,685
U.S. treasury bills	3,519	1	—	3,520
U.S. government agency notes	26,210	5	—	26,215
Corporate notes	3,819	2	(1)	3,820
	50,237	8	(5)	50,240
Long-term investments:
Corporate notes	159	—	(1)	158
	159	—	(1)	158
Total available-for-sale investments	$50,396	$8	$(6)	$50,398

The fair value of available-for-sale investments by type of security at December 31, 2020 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$6,531	$—	$—	$6,531
U.S. government agency notes	36,437	8	(1)	36,444
Corporate notes	3,778	5	—	3,783
	46,746	13	(1)	46,758
Long-term investments:
U.S. government agency notes	1,500	—	—	1,500
	1,500	—	—	1,500
Total available-for-sale investments	$48,246	$13	$(1)	$48,258

5.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued consulting	$317	$468
Accrued research and development costs	450	1,654
Other expenses	401	623
	$1,168	$2,745

6.    Borrowings
On September 30, 2019, we entered into the Loan and Security Agreement with Solar Capital Ltd. The Lenders have agreed to make available to KindredBio an aggregate principal amount of up to $50 million under the Loan Agreement. The Loan Agreement provides for a term loan commitment of $50 million in three tranches: (1) a $20 million term A loan that was funded on September 30, 2019; (2) a $15 million term B loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, no later than December 31, 2020; and (3) a $15 million term C loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, on or before June 30, 2021. Each term loan has a maturity date of September 30, 2024. We elected not to draw down on the $15 million term B loan before the December 31, 2020 deadline. Each term loan bears interest at a floating per annum rate equal to the one-month LIBOR rate (with a floor of 2.17%) plus 6.75%. We are permitted to make interest-only payments on each term loan through October 31, 2021. We were in compliance with all covenants as of March 31, 2021.

In conjunction with the Dechra Asset Purchase Agreement, on March 16, 2020, we entered into a First Amendment to Loan and Security Agreement (the "First Amendment") with the Lenders in connection with the sale of our Mirataz asset. Among other things, the First Amendment increases the minimum cash amount, as defined in the Loan Agreement, required to be maintained by KindredBio to $10,000,000. We paid an amendment fee of One Hundred Thousand Dollars $100,000, which was deemed fully earned and non-refundable on the First Amendment's effective date.

On December 23, 2020, we entered into a Second Amendment to Loan and Security Agreement (the "Second Amendment") with the Lenders in connection with the Zimeta Distribution and License Agreement with Dechra. We paid an amendment fee of $15,000. All other terms and conditions remain the same as the First Amendment.

As of March 31, 2021, assuming the principal payments start on November 1, 2021, our future debt payment obligations towards the principal and final fee, excluding interest payments and exit fee, for the respective fiscal years are as follows (in thousands):

2021	$1,148
2022	6,667
2023	6,667
2024	6,275
Total principal and final fee payments	20,757
Less: Unamortized debt issuance costs	(512)
Less: Unaccreted value of final fee	(504)
Loan payable, total	$19,741

Loan payable, short-term	$2,815
Loan payable, long-term	$16,926

7.    Common Stock and Stock-Based Awards
Common Stock
During the three months ended March 31, 2021, we issued 65,115 shares of common stock in connection with the exercise of stock options for gross proceeds of $21,000. In addition, 208,175 restricted stock awards and restricted stock units vested during the three months ended March 31, 2021. 19,933 shares of restricted stock awards and 82,344 shares restricted stock units were withheld to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock and restricted stock units (see below).

Stock-Based Awards
The table below shows the number of shares of common stock underlying options granted to employees, directors and consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

Stock Option Plan	Three months ended March 31,
	2021	2020
Shares underlying options granted	1,419,849	749,000
Weighted-average exercise price	$4.49	$9.81
Weighted average risk- free interest rate	0.55%	1.66%
Weighted average expected term (years)	5.7	5.8
Weighted average expected volatility	61%	54%
Expected dividend yield	—	—
Weighted-average grant date fair value per share	$2.44	$5.01
In June 2018, we adopted the 2018 Equity Incentive Plan (the “2018 Plan”), and reserved 3,000,000 shares of our common stock for issuance under the 2018 Plan. At the Annual Meeting of Stockholders of the Company held on June 15, 2020 (the “2020 Annual Meeting”), our stockholders approved an amendment to the 2018 Equity Incentive Plan (as amended, the “2018 Plan”) to increase the number of shares of common stock authorized for issuance by 1,600,000 shares. The 2018 Plan is the successor to our 2016 Equity Incentive Plan (the “2016 Plan”), which was retired on June 21, 2018 upon stockholders’ approval of our 2018 Plan. The 2016 Plan was the successor to our 2012 Equity Incentive Plan (the "2012 Plan"), which was retired on May 23, 2016 upon stockholders' approval of our 2016 Plan. All awards made under the 2016 and 2012 Plans shall remain subject to the terms of these plans. Options granted under the 2018 Plan may be either incentive stock options or nonstatutory stock options. The 2018 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The exercise price of a stock option may not be less than 100% of the closing price of our common stock on the date of the grant. If, at any time we grant an incentive stock option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of KindredBio stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of one or four years from the date of grant. Options granted under the 2018 Plan expire no later than 10 years from the date of grant. As of March 31, 2021, there were 3,378,020 option shares outstanding, and 722,140 shares available for future grants under the 2018 Plan.

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

We use the Black-Scholes option pricing model, in combination with the discounted employee price, in determining the value of the Stock Purchase Plan expense to be recognized during each offering period. The following assumptions were used in the Black-Scholes option pricing model to calculate employee stock-based compensation:

Stock Purchase Plan	Three months ended March 31,
	2021	2020
Weighted average risk-free interest rate	0.10%	1.63%
Weighted average expected term (years)	0.5	0.5
Weighted average expected volatility	66.7%	52.6%
Expected dividend yield	—	—
Weighted-average grant date fair value per share	$1.19	$2.19

Under the Stock Purchase Plan, employees did not purchase any shares of common stock during the three months ended March 31, 2021. At March 31, 2021 and December 31, 2020, we had an outstanding liability of $87,000 and $16,000, respectively, which is included in accrued compensation on the condensed consolidated balance sheets, for employee contributions to the Stock Purchase Plan for shares pending issuance at the end of the next offering period.

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended March 31,
	2021	2020
Research and development	$436	$553
General and administrative	2,060	1,511
	$2,496	$2,064
We had an aggregate of approximately $6,689,000 of unrecognized stock-based compensation expense for options outstanding and the Stock Purchase Plan as of March 31, 2021 which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Award and Restricted Stock Units
On January 22, 2018, we granted 315,000 shares of restricted stock units to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. In Q1 2019, we granted 300,775 shares of restricted stock units to most of our employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. In Q1 2020, we granted 586,915 shares of restricted stock units to most of our employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. In July 2020, we granted 51,750 shares of restricted stock units to most of our employees except officers. Shares will vest 100% on the one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. As of March 31, 2021, we have an aggregate of approximately $3,196,000 unrecognized stock-based compensation expense for restricted stock awards and units outstanding which is expected to be recognized over a weighted-average period of 2.4 years.

Restricted stock award and restricted stock units activity for three months ended March 31, 2021 was as follows:

Restricted Stock Award / Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	633,742	$9.16
Granted	—	—
Vested	(208,175)	9.04
Forfeited	(36,664)	8.95
Unvested balance at March 31, 2021	388,903	$9.25

Stock Option Information

A summary of stock option activity under all stock plans for the three months ended March 31, 2021, is presented as follows:

Stock Options	Number of Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2020	6,377,732	$8.02
Granted	1,419,849	4.49
Exercised	(65,115)	0.32
Forfeited	(92,968)	5.39
Expired	(61,385)	10.28
Balance at March 31, 2021	7,578,113	$7.44

As of March 31, 2021, options to purchase 5,478,565 shares of common stock were exercisable at a weighted average price of $7.87 per share.

Equity Award Modifications

Stock Option Modifications
On February 5, 2021, KindredBio's directors approved amending existing and future option agreements for non-employee directors to provide that, following a director's retirement, the director will be given a period of three years (instead of the current period of three months) in which to exercise vested options. A non-employee director shall be eligible to retire from the Board and obtain the three-year option exercise period if (1) the director has attained age 55, (2) the director has completed at least three years of service as a KindredBio director as of the date on which his or her service as a director terminates, and (3) the sum of the director's age and years of service as a director is at least 65 as of the date on which his or her service as a director terminates. We accounted for the extension as a modification of an equity award under ASC 718. Accordingly, we recognized incremental stock compensation expense of approximately $1,014,000 during the three months ended March 31, 2021.

8. Stockholders' Equity
Stockholders' Equity

The following tables present the changes in stockholders' equity (in thousands except share amount in footnotes):

	Three months ended March 31, 2021
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	39,492	$4	$312,321	$12	$(244,855)	$67,482
Comprehensive income
Net loss	—	—	—	—	(9,740)	(9,740)
Change in unrealized gains/(loss) on available for sale securities	—	—	—	(10)	—	(10)
Total comprehensive loss						(9,750)
Stock-based compensation expenses	—	—	2,496	—	—	2,496
RSU issuance of shares when vested (1)	89	—	(409)	—	—	(409)
Shares withheld related to net share settlement of equity awards (2)	(20)	—	(98)	—	—	(98)
Exercise of common stock options	65	—	21	—	—	21
At-the-Market issuance of common stock, net of $636 of offering costs	5,082	—	24,043	—	—	24,043
Balance at March 31, 2021	44,708	$4	$338,374	$2	$(254,595)	$83,785

(1) In Q1 2021, 170,675 RSU shares were vested, 88,331 shares were issued, 82,344 shares were forfeited to cover tax liabilities.
(2) In Q1 2021, 37,500 RSA shares were vested, 19,933 shares were forfeited to cover tax liabilities.

	Three months ended March 31, 2020
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	39,204	$4	$304,963	$13	$(223,059)	$81,921
Comprehensive loss
Net loss	—	—	—	—	(22,761)	(22,761)
Change in unrealized gains/(loss) on available for sale securities	—	—	—	(9)	—	(9)
Total comprehensive loss						(22,770)
Stock-based compensation expenses	—	—	2,064	—	—	2,064
RSU issuance of shares when vested (3)	95	—	(461)	—	—	(461)
Shares withheld related to net share settlement of equity awards (4)	(22)	—	(208)	—	—	(208)
Exercise of common stock options	13	—	124	—	—	124
Balance at March 31, 2020	39,290	$4	$306,482	$4	$(245,820)	$60,670

(3) In Q1 2020, 143,696 RSU shares were vested, 95,050 shares were issued, 48,646 shares were forfeited to cover tax liabilities.
(4) In Q1 2020, 62,500 RSA shares were vested, 21,563 shares were forfeited to cover tax liabilities.

9.    Leases
Leases

We have non-cancelable operating leases for laboratory space in Burlingame, California with several amendments to expand the facility. In February 2020, we further amended non-cancelable operating leases for laboratory space in Burlingame, California for an expansion of an additional 2,260 square feet of laboratory space commencing on May 1, 2020 and expiring on May 31, 2025. The total non-cancellable operating lease for the entire existing laboratory space is 13,736 square feet, expiring May 31, 2025. In August 2015, we entered into a new non-cancelable operating lease for 3,126 square feet of office space in San Diego, California and in June 2019, renewed the lease through February 2025. In September 2020, we renewed our headquarters 6,900 square feet of office space for another 3 years, expiring November 30, 2023. In May 2019, we signed another lease in Burlingame ("May 2019 lease"), consisting of 1,346 square feet of space through April 2022. In addition, we have five equipment leases expiring through 2027.

Operating lease expense was $257,000 and $265,000, respectively for the three months ended March 31, 2021 and 2020, which includes $3,000 sublease income and $33,000 short-term lease expenses, respectively. The following tables below do not include short term leases. We also have various equipment operating lease agreements.

Supplemental cash flow information, for the three months ended March 31, 2021, related to operating leases as follows (in thousands):

Amortization of operating lease	$202
Cash paid within operating cash flows	$249
Right-of-use assets obtained in exchange for new lease liabilities	$—

Supplemental balance sheet information, as of March 31, 2021, related to operating leases was as follows (in thousands, except lease term and discount rate):

Reported as:
Operating lease right-of-use assets	$3,225

Current portion of operating lease liabilities	$844
Long-term operating lease liabilities	2,716
Total lease liabilities	$3,560

Weighted average remaining lease term (years)	3.8 years
Weighted average discount rate	5.50%

As of March 31, 2021, we are obligated to make minimum lease payments under non-cancelable operating leases, as follows (in thousands):

Year ending December 31,	Lease Payments
2021 (remaining of year)	$762
2022	1,058
2023	1,047
2024	837
2025	249
2026 and thereafter	10
Total lease payments	3,963
Less: imputed interest	(403)
Total lease liabilities	$3,560

10.    Commitments and contingencies

Purchase Commitments

In June 2018, we entered into a Strategic Supply Agreement (the “Agreement”), with Pall Corporation (“Pall”) for the purchase of equipment and consumables to be used in support of our manufacturing requirements, including, but not limited to the Plant. Pursuant to the agreement, we will purchase certain pharmaceutical manufacturing equipment and related services in the aggregate amount of $3.8 million with a seven year consumable purchase obligation in the aggregate amount of approximately $16.5 million. The agreement is subject to customary undertakings, covenants, obligations, rights and conditions. We have incurred $3,778,000 in equipment purchase costs during the year ended of December 31, 2019. As of March 31, 2021, we are obligated to make consumable purchases and committed purchases as follows (in thousands):

Year ending December 31,	Consumable commitments	Consumable purchases	Remaining commitments
2021	$3,300	$264	$3,036
2022	3,625	—	3,625
2023	3,625	—	3,625
2024	4,285	—	4,285
Total	$14,835	$264	$14,571

11.    Net Loss Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2021	2020
Basic and diluted net loss per share:
Numerator:
Net loss	$(9,740)	$(22,761)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	41,089	39,186
Net loss per share, basic and diluted	$(0.24)	$(0.58)

Potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive:
Options to purchase common stock	7,578	6,932
Unvested RSAs/RSUs	389	876
Total number of potentially issuable shares	7,967	7,808
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

13.    Subsequent events

In April 2021, 565,515 additional shares were sold through the ATM, for total gross proceeds of approximately $2,845,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $2,772,000.

On May 5, 2021, we entered into a Third Amendment to Loan and Security Agreement (the "Third Amendment") with the Lenders in connection with the Exclusive License and Collaboration Agreement with Elanco for KIND-030. We are obligated to pay an amendment fee of $15,000. All other terms and conditions remain the same as the First Amendment.

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

    These forward-looking statements are based on our current expectations. These statements are not promises or guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements. These risks include, but are not limited to, the following: our limited operating history and expectations of losses for the foreseeable future; the absence of significant revenue from our products and our product candidates for the foreseeable future; the likelihood that our revenue will vary from quarter to quarter; our potential inability to obtain any necessary additional financing; our substantial dependence on the success of our products and our lead product candidates which may not be successfully commercialized even if they are approved for marketing; the effect of competition; our potential inability to obtain regulatory approval for our existing or future product candidates; our dependence on third parties to conduct some of our development activities; our dependence upon third-party manufacturers for supplies related to our products and our product candidates and the potential inability of these manufacturers to deliver a sufficient amount of supplies on a timely basis; the uncertain effect of the COVID-19 pandemic on our business, results of operations and financial condition; uncertainties regarding the outcomes of trials regarding our product candidates; our potential failure to attract and retain senior management and key scientific personnel; uncertainty about our ability to enter into satisfactory agreements with third-party licensees of our biologic products and uncertainty about the amount of revenue that we will receive from such agreements; our significant costs of operating as a public company; potential cyber-attacks on our information technology systems or on our third-party providers’ information technology systems, which could disrupt our operations; our potential inability to repay the secured indebtedness that we have incurred from third-party lenders, and the restrictions on our business activities that are contained in our loan agreement with these lenders; the risk that our 2020 strategic realignment and restructuring plans will result in unanticipated costs or revenue shortfalls; uncertainty about the amount of royalties that we will receive from the sale of Mirataz® to Dechra Pharmaceuticals PLC; the risk that the revenue from our delivery of services or products under any contract may be less than we anticipate if the other party to the contract exercises its right to terminate the contract prior to the completion of the contract or if such party is unable or unwilling to satisfy its payment obligations under the contract; our potential inability to obtain and maintain patent protection and other intellectual property protection for our products and our product candidates; potential claims by third parties alleging our infringement of their patents and other intellectual property rights; our potential failure to comply with regulatory requirements, which are subject to change on an ongoing basis; the potential volatility of our stock price; and the significant control over our business by our principal stockholders and management.

    For a further description of these risks and uncertainties and other risks and uncertainties that we face, please see the “Risk Factors” sections that are contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 16, 2021, and any subsequent updates that may be contained in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our other Quarterly Reports on Form 10-Q filed with the SEC. As a result of the risks and uncertainties described above and in our filings with the SEC, actual results may differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date of this report and we undertake no obligation to update or revise these statements, except as may be required by law.

Overview
We are a commercial-stage biopharmaceutical company focused on saving and improving the lives of pets. Our mission is to bring to our pets the same kinds of safe and effective medicines that our human family members enjoy. Our core strategy is to identify compounds and targets that have already demonstrated safety and effectiveness in humans and to develop therapeutics based on these validated compounds and targets for pets, primarily dogs and cats. We believe this approach will lead to shorter development times and higher approval rates than pursuing new, non-validated targets. Our current portfolio includes over 20 product candidates in development, predominantly biologics. We also have state-of-the-art biologics manufacturing capabilities and a broad intellectual property portfolio.
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
In March 2020, we sold Mirataz to Dechra Limited for a cash purchase price of $43 million. In December 2020, we entered into a Distribution and Licensing Agreement granting Dechra Veterinary Products, LLC, an exclusive license under our Patents and Marketing Authorizations to promote, market, sell and distribute Zimeta in the U.S. and Canadian territories.

Biologic Product Development Updates

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

In July 2019, we reported positive topline results from a pilot field effectiveness study for our IL-31antibody that confirmed the results from our pilot laboratory study. The manufacturing scale up process proceeded and the pivotal efficacy study of KIND-016 was initiated in December 2020.

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

KIND-039

On April 20, 2021, we unveiled positive results in a new long-acting interleukin (IL)-31 antibody program that integrates our novel half-life extension technology. Results from the pharmacokinetic study of the molecule demonstrated that the fully caninized, high-affinity antibody has up to a three-fold longer half-life compared to tirnovetmab. This extended half-life is expected to allow for up to three-fold longer interval between dosing.

KindredBio's half-life extension technology is intended to reduce dosing frequency, lower doses, and/or reduce cost of goods sold, while increasing patient convenience and compliance.

KIND-032

In December 2019 we announced the outcome of a positive pilot laboratory study of KIND-032, a fully caninized monoclonal antibody targeting interleukin-4 (IL-4) receptor, for the treatment of atopic dermatitis in dogs. In the study, 14 laboratory dogs with clinical signs consistent with atopic dermatitis were dosed with placebo or with KIND-032 at two different doses. The Canine Atopic Dermatitis Extent and Severity Index (CADESI) scores were assessed by board-certified veterinary dermatologists who were blinded to treatment assignments. The study demonstrated that KindredBio's antibody was well-tolerated. Although the study was a single-dose study designed primarily to assess safety and pharmacokinetics, evidence of positive efficacy and dose response was observed at Week 1, as measured by CADESI-04. A second pilot study to further assess dosing commenced in the third quarter of 2020. The KIND-032 program is proceeding as expected with preparations underway for a pivotal study.

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

In December 2020, we announced an agreement granting Elanco Animal Health, Inc. ("Elanco") exclusive global rights to KIND-030. Under the terms of the agreement, we received an upfront non-refundable payment of $500,000, and will receive development milestone payments of up to $16 million upon achievement of certain development, regulatory and manufacturing targets, and sales milestones in an aggregate amount of up to $94 million payable throughout the term of the agreement. Furthermore, royalty payments are to range from the low to high teens. The agreement specifies that KindredBio will supply the licensed product to Elanco, and that Elanco will conduct the necessary regulatory activities to achieve approvals in Europe and other key international markets.

KIND-030 is being pursued for two indications in dogs: prophylactic therapy to prevent clinical signs of canine parvovirus infection and treatment of established parvovirus infection. On September 16, 2020, we reported positive results from our pivotal efficacy study of KIND-030 in prevention of parvovirus infection in prophylactic treatment. In the randomized, blinded, placebo-controlled study, KIND-030 was administered to dogs as prophylactic therapy to prevent clinical signs of CPV infection. The primary objectives of the study were met. All of the placebo-control dogs developed parvovirus infection as predefined in the study protocol, while none of the KIND-030 treated dogs developed the disease. Furthermore, the parvovirus challenge resulted in 60% mortality rate in the control dogs compared to 0% mortality rate in the KIND-030 treated dogs. On April 28, 2021, we announced that the United States Department of Agriculture (USDA) Center for Veterinary Biologics has accepted efficacy data to support the prophylactic indication for KIND-030.

The pivotal efficacy study for the treatment indication is expected to be completed in the second quarter of 2021. It is part of the overall project data package required for full approval, along with safety, manufacturing and additional data. KIND-030 is a monoclonal antibody targeting canine parvovirus (CPV), and is partnered with Elanco. There is no set review timeline at the United States Department of Agriculture Center for Veterinary Biologics. Regulatory approval and review timeline are subject to the typical risks inherent in such a process.

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

In May 2020, we entered into an agreement with Vaxart, Inc. for the manufacture of Vaxart's oral vaccine candidate for COVID-19. We recorded contract manufacturing revenue based on the percentage completion of specific milestones for the quarter. In October 2020, we announced the expansion of our manufacturing agreement with Vaxart for COVID-19 and other vaccine candidates which will extend our contract manufacturing activities through at least the end of 2021.

Funding

We are a commercial-stage company with two products approved for marketing and sale. On April 15, 2020, we completed the sale of one of the products, Mirataz, to Dechra. In December 2020, we entered into a Distribution and Licensing Agreement granting Dechra an exclusive license under our patents and marketing authorizations to promote, market, sell and distribute Zimeta in the U.S. and Canadian territories. We have incurred significant net losses since our inception. We incurred cumulative net losses of $254,595,000 through March 31, 2021. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings. From our initial public offering in December 2013 through December 2019, we raised approximately $257.4 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses. On April 8, 2020, we entered into an At Market Offering Agreement ("ATM") whereby we may offer and sell shares of our common stock from time to time up to $25 million. Through December 31, 2020, 59,211 shares were sold through the ATM, for total gross proceeds of approximately $298,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $201,000. In January 2021, we sold an additional 1,456,497 shares, for total gross proceeds of approximately $7,059,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $6,876,000. On January 15, 2021, we entered into an amendment to the ATM. In accordance with the terms of the amended ATM, we may offer and sell shares of our common stock up to $24,366,000. From February 3, 2021 through March 31, 2021, 3,625,470 shares were sold through the amended ATM, for total gross proceeds of approximately $17,620,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $17,167,000. Among them, 2,250,000 shares were sold on March 31, 2021 and settled on April 5, 2021, with gross proceeds of approximately $10,652,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $10,378,000, which has been recorded as an other receivable as of March 31, 2021.

On September 30, 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Solar Capital Ltd., to make available to KindredBio an aggregate principal amount of up to $50 million under the Loan Agreement. The Loan Agreement provides for a term loan commitment of $50 million in three tranches: (1) a $20 million term A loan that was funded on September 30, 2019; (2) a $15 million term B loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, no later than December 31, 2020; and (3) a $15 million term C loan that is to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, on or before June 30, 2021. Each term loan has a maturity date of September 30, 2024. We elected not to draw down on the $15 million term B loan before the December 31, 2020 deadline. Each term loan bears interest at a floating per annum rate equal to the one-month LIBOR rate (with a floor of 2.17%) plus 6.75%. We are permitted to make interest-only payments on each term loan through October 31, 2021. The entire debt facility will mature on September 30, 2024.

As of March 31, 2021, we had cash, cash equivalents and investments of $63,309,000. Our sale of Mirataz to Dechra was completed on April 15, 2020 with proceeds of $38.7 million received. Of the remaining $4.3 million, $2.15 million will be paid out of escrow beginning in 12 months after the closing date and the balance of $2.15 million will be paid out 18 months after closing date, assuming no escrow claims.

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
Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 16, 2021.

Results of Operations
In March 2020, we announced a strategic realignment of our business model whereby we plan to rely more on a partnership-based model for commercialization strategy similar to the traditional human biotech commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales. Our focus is on accelerating our deep pipeline of late-stage biologics candidates in canine and feline markets and to strengthen our strategic position by prioritizing our most attractive late stage programs and substantially reducing our expenses to best position the company for success.

In May 2020, we entered into an agreement with Vaxart, Inc. for the manufacture of Vaxart's oral vaccine candidate for COVID-19. In October 2020, we announced the expansion of our manufacturing agreement with Vaxart for COVID-19 and other vaccine candidates. We recorded contract manufacturing revenue based on the percentage completion of specific milestones for the quarter. While our primary focus is on the development of our late-stage biologics candidates, we expect income from contract manufacturing to offset a portion of our operating expenses.

The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three months ended March 31,
	2021	2020
Revenues:
Net product revenues	$227	$603
Partner royalty revenue	326	—
Contract manufacturing revenue	1,842	—
Total revenues	2,395	603

Operating costs and expenses:
Cost of product revenues (1)	207	3,577
Contract manufacturing costs	383	—
Research and development	6,287	8,867
Selling, general and administrative	4,684	8,873
Restructuring costs	—	1,676
Total operating costs and expenses	11,561	22,993
Loss from operations	(9,166)	(22,390)
Interest and other income (expenses), net	(574)	(371)
Net loss	$(9,740)	$(22,761)

(1) Includes $3,494 Finished Goods write-off in the first quarter of 2020 related to the Dechra Asset Purchase Agreement, due to the transition to proprietary Dechra brand labelling on asset sale.
Revenues
We recorded $2.4 million in net revenues in the three months ended March 31, 2021 compared with $0.6 million for the same period in 2020. The increase in revenue was primarily due to $1.8 million in contract manufacturing revenue and royalty revenues of $0.3 million.
Our net product revenue was generated entirely from sales within the United States. As a result of our Distribution and Licensing Agreement with Dechra, we sold the remaining Zimeta inventory to them in the first quarter of 2021 and recorded $225,000 in net revenue, with the balance $2,000 to a distributor. Revenue of $603,000 for the same period in 2020 was mainly from Mirataz of which approximately 73% were shipped to three distributors.
Our partner royalty revenue for the quarter ended March 31, 2021 was $326,000, resulting from Dechra's net sales of Mirataz. There was no partner royalty revenue for the same period in 2020.
Our contract manufacturing agreement with Vaxart, Inc. for the manufacture of their oral vaccine candidate for COVID-19 generated revenue of $1.8 million for the first quarter of 2021. We did not have any contract manufacturing for the same period in 2020.

Our accounts receivable from amounts billed for contract manufacturing services require an up-front payment and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs.

Cost of Product Revenues
Cost of product revenues consists primarily of the cost of direct materials, direct labor and overhead costs associated with manufacturing, inbound shipping and other third-party logistics costs.

For the quarter ended March 31, 2021, cost of Zimeta product sales was $207,000. The 8.8% gross margin was the result of an agreement to sell excess Zimeta inventory to Dechra at an amount close to cost. Cost of product sales for the same period in 2020 was primarily due to the write-off of approximately $3.5 million in obsolete Mirataz inventory.

Contract Manufacturing Costs

Contract manufacturing costs of $383,000 in the quarter ended March 31, 2021 consist primarily of the cost of direct materials, direct labor and overhead costs associated with manufacturing, rent, facility costs and related machinery depreciation. We did not have any contract manufacturing costs in the same year ago period.

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

Research and development expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended March 31,		%
	2021	2020	Change
Payroll and related	$2,274	$3,817	(40)%
Consulting	61	164	(63)%
Field trial costs, including materials	889	1,127	(21)%
Biologics development and supplies	820	1,415	(42)%
Stock-based compensation	436	553	(21)%
Other	1,807	1,791	1%
	$6,287	$8,867	(29)%

During the three months ended March 31, 2021, research and development expense related primarily to advancing the development of KIND-030, CAD programs, KIND-510a and other early stage biologic programs.

Research and development expenses for the three months ended March 31, 2021, decreased by 29% to $6,287,000 compared with $8,867,000 for the same period in 2020. The $2,580,000 decrease was primarily due to lower costs across the board consistent with our decision to discontinue small molecule development in favor of late-stage biologics programs for dogs and cats. Outsourced research and development expenses related to KIND-030 Parvo Dog, CAD programs, KIND-510a, and other product development programs for three months ended March 31, 2021 were $709,000, $56,000, $46,000 and $49,000, respectively. Outsourced research and development expense consists primarily of costs related to CMC, clinical trial costs and consulting.

We expect research and development expense to increase for the rest of the year due to the pivotal studies on KIND-016 and KIND-030. Due to the inherently unpredictable nature of our development, we cannot reasonably estimate or predict the nature, specific timing or estimated costs of the efforts that will be necessary to complete the development of our product candidates.

Selling, General and Administrative Expense
Selling, general and administrative expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended March 31,		%
	2021	2020	Change
Payroll and related	$1,020	$3,127	(67)%
Consulting, legal and professional services	684	1,754	(61)%
Stock-based compensation	2,060	1,511	36%
Corporate and marketing expenses	475	1,263	(62)%
Other	445	1,218	(63)%
	$4,684	$8,873	(47)%

Selling, general and administrative expenses for the three months ended March 31, 2021 decreased by 47% to $4,684,000, when compared to the same periods in 2020. The $4,189,000 year-over-year decrease was mainly due to the elimination of our companion animal sales force.

We expect selling, general and administrative expense to increase slightly going forward to put more focus on business development. We plan to rely more on a partnership-based model for commercialization whereby our pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales.

Restructuring costs

We did not record any restructuring charges for the three months ended March 31, 2021.

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

In June 2020, we announced a plan to strengthen our strategic position by, among other things, prioritizing our most attractive late stage programs and substantially reducing our expenses to best position the Company for success with the previously announced business model. This restructuring reduced our workforce by approximately 24 employees and involved a restructuring charge of approximately $2.3 million related to severance payments and health care benefits, exclusive of stock compensation. We further eliminated another 5 positions and incurred a restructuring charge of approximately $0.3 million related to severance payments and health care benefits in the third quarter of 2020. We have completed our restructuring and do not anticipate any further reductions in our workforce for the foreseeable future.

Interest and Other Income, Net

(In thousands)
	Three months ended March 31,
	2021	2020	Change
Interest and other (expense) income, net	$(574)	$(371)	$(203)

The decrease of approximately $203,000 in the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to $256,000 lower interest income from lower interest rate offset by lower other expense. During the same period in 2020, other expense included a charge of $100,000 in loan amendment fee.

Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets. Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of March 31, 2021, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in September 2012 through March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $254.6 million. Since inception and through March 31, 2021, we raised approximately $271.3 million in net proceeds. In April 2020, we entered into an At Market Offering ("ATM") whereby we may offer and sell shares of our common stock from time to time up to $25 million. Through December 31, 2020, 59,211 shares were sold through the ATM, for total gross proceeds of approximately $298,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $201,000. In January 2021, we sold another 1,456,497 shares, for total gross proceeds of approximately $7,059,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $6,876,000. On January 15, 2021, we entered into an amendment to the ATM. In accordance with the terms of the amended ATM, we may offer and sell shares of our common stock up to $24,366,000. From February 3, 2021 through March 31, 2021, 3,625,470 shares were sold through the amended ATM, for total gross proceeds of approximately $17,620,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $17,167,000. Among them, 2,250,000 shares were sold on March 31, 2021 and settled on April 5, 2021, with gross proceeds of approximately $10,652,000. Net proceeds after deducting underwriting discounts and commissions and offering expense, were approximately $10,378,000, which has been recorded as an other receivable as of March 31, 2021.

On September 30, 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Solar Capital Ltd., to make available to KindredBio an aggregate principal amount of up to $50 million under the Loan Agreement. The Loan Agreement provides for a term loan commitment of $50 million in three tranches: (1) a $20 million term A loan that was funded on September 30, 2019; (2) a $15 million term B loan that is to be funded at our request no later than December 31, 2020; and (3) a $15 million term C loan that is to be funded at our request on or before June 30, 2021. Each term loan has a maturity date of September 30, 2024. We elected not to draw down on the $15 million term B loan before December 31, 2020 deadline. Each term loan bears interest at a floating per annum rate equal to the one-month LIBOR rate (with a floor of 2.17%) plus 6.75%. We are permitted to make interest-only payments on each term loan through October 31, 2021. The interest-only period can be extended by six months upon our satisfaction of the minimum liquidity requirements described in the Loan Agreement.

Cash, cash equivalents and investments was $63.3 million as of March 31, 2021. We believe that our cash, cash equivalents and investments, remaining proceeds from the Mirataz sale, and revenues from royalties and contract manufacturing will be sufficient to fund our planned operations through the end of 2023. In addition, our January 2021 ATM facility will provide us with access to additional cash and extend our runway, if required.

Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Three months ended March 31,
	2021	2020
	(In thousands)
Net cash used in operating activities	$(9,405)	$(17,112)
Net cash (used in) provided by investing activities	$(2,483)	$15,631
Net cash provided by (used in) financing activities	$13,179	$(545)
Net cash used in operating activities
During the three months ended March 31, 2021, net cash used in operating activities was $9,405,000. The net loss of $9,740,000 for the three months ended March 31, 2021 included non-cash charges of $2,496,000 for stock-based compensation expense, $1,202,000 for depreciation and amortization, $128,000 for amortization of the debt discount of long-term loan, and further impacted by $73,000 for the amortization of discount on marketable securities. Net cash used in operating activities was further increased by net changes in operating assets and liabilities of $3,564,000.

During the three months ended March 31, 2020, net cash used in operating activities was $17,112,000. The net loss of $22,761,000 for the three months ended March 31, 2020 included non-cash charges of $2,064,000 for stock-based compensation expenses, $1,053,000 for depreciation and amortization, $85,000 for amortization of the debt discount of long-term loan, $3,494,000 for Mirataz finished goods write-off related to Dechra asset purchase, and partially offset by $109,000 for the amortization of premium on marketable securities. Net cash used in operating activities was further increased by net changes in operating assets and liabilities of $938,000.

Net cash (used in) provided by investing activities
During the three months ended March 31, 2021, net cash used in investing activities was $2,483,000, which resulted from proceeds from maturities of marketable securities of $16,246,000, offset by $18,469,000 related to purchases of marketable securities and $260,000 related to purchases of equipment.

During the three months ended March 31, 2020, net cash provided by investing activities was $15,631,000, due to proceeds from maturities of marketable securities of $33,769,000, offset by the purchases of marketable securities of $16,720,000 and purchases of property and equipment of $1,418,000.

Net cash provided by (used in) financing activities
During the three months ended March 31, 2021, net cash provided by financing activities of $13,179,000 was related to net proceeds of $13,665,000 from the sale of common stock from a public offering, offset by payment of $507,000 related to restricted stock awards and restricted stock units tax liability on net settlement, increased by proceeds of $21,000 from exercises of stock options.

During the three months ended March 31, 2020, net cash used in financing activities of $545,000 was related to proceeds of $124,000 from the purchases of common stock through exercise of stock options, offset by payment of $669,000 related to restricted stock awards and restricted stock units tax liability on net settlement.

Future Funding Requirements
We anticipate that we will continue to incur losses for the next several years due to expenses relating to:
•pivotal trials of our product candidates;
•toxicology (target animal safety) studies for our product candidates;
•biologic clinical material manufacturing; and
•maintain the operations of the biologics manufacturing plant in Kansas.

We believe that our cash, cash equivalents and investments, remaining proceeds from the Mirataz sale, and revenues from royalties and contract manufacturing will be sufficient to fund our planned operations through the end of 2023. In addition, our January 2021 amended ATM facility will provide us with access to additional cash and extend our runway, if required. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Contractual Obligations
We have non-cancelable operating leases for two office spaces and expanded laboratory space under which we are obligated to make minimum lease payments totaling $3,888,000 through May 2025, the timing of which is described in more detail in the notes to the consolidated financial statements. In addition, we have five operating leases for equipment under which we are obligated to make minimum lease payments totaling $75,000 through 2027.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market price risk on our investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of March 31, 2021, our cash equivalents and investments are invested in money market funds, U.S. treasury bills, U.S. federal agency notes, corporate notes, commercial paper and U.S treasury bonds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.

ITEM 1A.    RISK FACTORS
You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 16, 2021. There have been no material changes to those Risk Factors.

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

10.2
Exclusive License and Collaboration Agreement between Kindred Biosciences, Inc. and Elanco US Inc. dated May 5, 2021 (filed with this Quarterly Report on Form 10-Q; portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information the issuer both customarily and actually treats as private and confidential.)

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
Date: May 11, 2021

Kindred Biosciences, Inc.

By:	/s/ Wendy Wee
Wendy Wee
Chief Financial Officer