Form 10-Q
period 2021-06-30
Kindred Biosciences, Inc.
filed 2021-08-05
CIK 1561743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 31, 2021, Kindred Biosciences, Inc. had outstanding 45,462,318 shares of common stock, $0.0001 par value.

Kindred Biosciences, Inc.

PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

Kindred Biosciences, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,715	$11,620
Short-term investments	27,484	46,758
Accounts, royalty and license receivable	1,212	624
Other receivables	343	—
Inventories	—	207
Prepaid expenses and other	3,329	3,415
Total current assets	79,083	62,624
Property and equipment, net	26,555	28,204
Long-term investments	159	1,500
Operating lease right-of-use assets	3,021	3,428
Other assets	54	58
Total assets	$108,872	$95,814

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$926	$145
Accrued compensation	1,883	2,070
Accrued liabilities	3,068	2,745
Current portion of operating lease liabilities	864	825
Current portion of loan payable	4,519	1,111
Total current liabilities	11,260	6,896
Long-term liabilities:
Long-term operating lease liabilities	2,492	2,934
Long-term loan payable, net of debt discount	15,351	18,502
Total liabilities	29,103	28,332

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 45,439,229 and 39,492,134 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	343,488	312,321
Accumulated other comprehensive income (loss)	(1)	12
Accumulated deficit	(263,723)	(244,855)
Total stockholders' equity	79,769	67,482
Total liabilities and stockholders' equity	$108,872	$95,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Net product revenues	$—	$163	$227	$766
Partner royalty revenue	250	158	576	158
Contract manufacturing revenue	1,137	546	2,979	546
Revenue from asset sale	2,150	38,700	2,150	38,700
Total revenues	3,537	39,567	5,932	40,170

Operating costs and expenses:
Cost of product revenues (1)	—	27	207	3,604
Contract manufacturing costs	639	336	1,022	336
Research and development	5,573	7,398	11,860	16,265
Selling, general and administrative	5,869	5,105	10,553	13,978
Restructuring costs	—	2,288	—	3,964
Total operating costs and expenses	12,081	15,154	23,642	38,147

Income (loss) from operations	(8,544)	24,413	(17,710)	2,023
Interest and other expense, net	(584)	(367)	(1,158)	(738)
Net income (loss)	(9,128)	24,046	(18,868)	1,285
Change in unrealized gains or losses on available-for-sale securities	(3)	40	(13)	31
Comprehensive income (loss)	$(9,131)	$24,086	$(18,881)	$1,316

Net income (loss) per share, basic	$(0.20)	$0.61	$(0.44)	$0.03
Weighted-average number of common shares outstanding, basic	45,277	39,240	43,195	39,213
Net income (loss) per share, diluted	$(0.20)	$0.60	$(0.44)	$0.03
Weighted-average number of common shares outstanding, diluted	45,277	40,086	43,195	40,267

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

Kindred Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(18,868)	$1,285
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	4,014	3,987
Depreciation and amortization expense	2,416	2,260
Gain on disposal of property and equipment	—	(17)
Amortization of discount on marketable securities	103	(156)
Amortization of debt discount of loan payable	257	171
Finished goods write off related to Dechra asset purchase (1)	—	3,494
Changes in operating assets and liabilities:
Accounts receivable	(748)	660
Inventories	207	335
Prepaid expenses and other	90	(2,507)
Accounts payable	713	(642)
Accrued liabilities and accrued compensation	(234)	(1,746)
Net cash provided by (used in) operating activities	(12,050)	7,124
Cash Flows from Investing Activities
Purchases of investments	(31,883)	(51,798)
Sales of investments	2,996	—
Maturities of investments	49,386	58,870
Purchases of property and equipment	(325)	(2,902)
Proceeds from sale of property and equipment	—	26
Net cash provided by investing activities	20,174	4,196
Cash Flows from Financing Activities
Exercises of stock options and purchase of ESPP shares	662	261
Payment of restricted stock tax liability on net settlement	(507)	(669)
Net proceeds from sale of common stock	26,816	—
Net cash provided by (used in) financing activities	26,971	(408)
Net change in cash and cash equivalents	35,095	10,912
Cash and cash equivalents at beginning of period	11,620	15,986
Cash and cash equivalents at end of period	$46,715	$26,898

(1) Includes $3,494 Finished Goods write-off in the first quarter of 2020 related to the Dechra Asset Purchase Agreement, due to the transition to proprietary Dechra branding on asset sale.
Supplemental disclosure of non-cash investing and financing activities:

Purchases of property and equipment included in accounts payable and accrued liabilities	$93	$31
Proceeds due from exercise of stock options	$183	$—

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
We are a biopharmaceutical company focused on saving and improving the lives of pets. Our activities since inception have consisted principally of raising capital, establishing facilities, recruiting management and technical staff, performing research and development, and advancing our product candidates seeking regulatory approval. Our headquarters are located in Burlingame, California.
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
In March 2020, we announced a strategic realignment of our business model whereby we plan to rely more on a partnership-based model for commercialization strategy similar to the traditional human biotech commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales. Our focus is on accelerating our deep pipeline of late-stage biologics candidates in canine and feline markets and strengthening our strategic position by prioritizing our most attractive late stage programs and managing our expenses to best position the company for success.
In March 2020, we sold Mirataz to Dechra Limited for a cash purchase price of $43 million. In December 2020, we entered into a Distribution and Licensing Agreement granting Dechra Veterinary Products, LLC, an exclusive license under our Patents and Marketing Authorizations to promote, market, sell and distribute Zimeta in the U.S. and Canadian territories.
In addition, we announced an agreement granting Elanco Animal Health Incorporated ("Elanco") exclusive global rights to KIND-030 in December 2020. Under the terms of the agreement, we received a non-refundable upfront payment of $500,000, and will receive development milestone payments of up to $16 million upon achievement of certain development, regulatory and manufacturing targets, and sales milestones in an aggregate amount of up to $94 million payable throughout the term of the agreement. Furthermore, royalty payments are to range from the low to high teens. The agreement specifies that KindredBio will supply the licensed product to Elanco, and that Elanco will conduct the necessary regulatory activities to achieve approvals in Europe and other key international markets.
On June 15, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Elanco Animal Health Incorporated, an Indiana corporation (“Elanco”), and Knight Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Elanco. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into KindredBio (the “Merger”), with KindredBio surviving the Merger and becoming a wholly owned subsidiary of Elanco. (See Note 13).
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

Stock Offerings

On April 8, 2020, we entered into an At Market Offering ("ATM") whereby we may offer and sell shares of our common stock from time to time up to $25 million. Through December 31, 2020, 59,211 shares were sold through the ATM, for total gross proceeds of approximately $298,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $201,000. In January 2021, we sold another 1,456,497 shares, for total gross proceeds of approximately $7,059,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $6,876,000. On January 15, 2021, we entered into an amendment to the ATM. In accordance with the terms of the amended ATM, we may offer and sell shares of our common stock up to $24,366,000. From February 3, 2021 through June 30, 2021, 4,190,985 shares were sold through the amended ATM, for total gross proceeds of approximately $20,466,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $19,939,000.

Borrowings
On September 30, 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Solar Capital Ltd., to make available to KindredBio an aggregate principal amount of up to $50 million under the Loan Agreement. The Loan Agreement provides for a term loan commitment of $50 million in three tranches: (1) a $20 million term A loan that was funded on September 30, 2019; (2) a $15 million term B loan that was to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, no later than December 31, 2020; and (3) a $15 million term C loan that was to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, on or before June 30, 2021. Each term loan has a maturity date of September 30, 2024. We elected not to draw down on the $15 million term B loan before the December 31, 2020 deadline. We also elected not to draw down on the $15 million term C loan before the June 30, 2021 deadline. Each term loan bears interest at a floating per annum rate equal to the one-month LIBOR rate (with a floor of 2.17%) plus 6.75%. We are permitted to make interest-only payments on each term loan through October 31, 2021. See Note 6.

On March 16, 2020, we entered into the First Amendment with the Lenders in connection with the sale of our Mirataz asset. Among other things, the First Amendment increases the minimum cash amount, as defined in the Loan Agreement, required to be maintained by KindredBio to $10,000,000.

On December 23, 2020, we entered into the Second Amendment with the Lenders in connection with the Zimeta Distribution and license Agreement with Dechra. All other terms and conditions remain the same as the First Amendment.

On May 5, 2021, we entered into the Third Amendment with the Lenders in connection with the KIND-030 license agreement with Elanco. All other terms and conditions remain the same as the First Amendment.

Pursuant to the Merger Agreement, we are obligated to terminate the Loan Agreement prior to the closing of the Merger.

Liquidity

We have incurred losses and negative cash flows from operations and had an accumulated deficit of $263,723,000 as of June 30, 2021. We expect to continue to incur losses and negative cash flows as we continue our product development activities, seek regulatory approvals for our product candidates, establish a biologics manufacturing capability, and commercialize any approved products. To date, we have been funded primarily through sales of our equity and recently through an asset sale and licensing of our products. We might require additional capital until such time as we can generate operating revenues in excess of operating expenses. We believe that our cash, cash equivalents and investments totaling $74,358,000 as of June 30, 2021, along with the remaining proceeds from the Mirataz sale, revenues from partner licensing and royalties as well as contract manufacturing will be sufficient to fund our planned operations to the fourth quarter of 2023.

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

Revenue from asset sale

On March 16, 2020, we entered into an Asset Purchase Agreement to sell Mirataz to Dechra for a cash purchase price of $43 million. On April 15, 2020, we completed the sale of Mirataz to Dechra and received payment of $38.7 million on the closing date. Of the remaining $4.3 million, $2.15 million has been received in May 2021 out of escrow and the balance of $2.15 million will be paid out 18 months after closing date, assuming no escrow claims.

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

Because of the timing effect of revenue recognition, billings and cash collections can be recorded in three different ways: billed trade receivables, contract assets (unbilled receivables), and contract liabilities (customer deposits and deferred revenue). Contract assets are recorded when our right to consideration is conditioned on something other than the passage of time. Contract assets are reclassified to trade receivables on the balance sheet when our rights become unconditional. Contract liabilities represent customer deposits and deferred revenue billed and/or received in advance of our fulfillment of performance obligations. Contract liabilities convert to revenue as we perform our obligations under the contract.

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

Product Returns

Consistent with the industry practice, we generally offer customers a limited right of return of damaged or expired product that has been purchased directly from us. Our return policy generally allows customers to receive credit for expired products within 90 days after the product’s expiration date. We estimate the amount of our product revenues that may be returned by our customers and record these estimates as a reduction of product revenues in the period the related product revenues are recognized, as well as within accrued liabilities, in the consolidated balance sheets. We currently estimate product return liabilities using probability-weighted available industry data and data provided by the distributors such as the inventories remaining in the distribution channel. To-date, we have no returns and believe that returns of our product in future periods will be minimal. We do not record a return asset associated with the returned damaged or expired goods due to such asset is deemed to be fully impaired at the time of product return. We no longer carry any product returns reserve for Mirataz, but have maintained a small amount of product return reserve for Zimeta.

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

Property, Plant and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to five years for furniture, fixtures, lab and computer equipment and software, and fifteen to thirty-nine years for land improvements and real property. Land and assets held within construction in progress are not depreciated. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for their intended use. Expenditures for repairs and maintenance of assets are charged to expense as incurred. We amortize leasehold improvements using the straight-

line method over the estimated useful lives of the respective assets or the lease term, whichever is shorter. Upon retirement or sale, the cost and related accumulated depreciation and amortization of assets disposed of are removed from the accounts and any resulting gain or loss is included in other income/expense.

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
2. Revenues and Cost of Revenues
On March 16, 2020, we entered into an Asset Purchase Agreement to sell Mirataz to Dechra for a cash purchase price of $43 million. On April 15, 2020, we completed the sale of Mirataz to Dechra and received payment of $38.7 million on the closing date. Of the remaining $4.3 million, $2.15 million has been received in May 2021 out of escrow and the balance of $2.15 million will be paid out 18 months after closing date, assuming no escrow claims.

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

Our exclusive license and collaboration agreement with Elanco allows us to receive future development milestone payments of up to $16 million upon achievement of certain development, regulatory and manufacturing targets, and sales milestones in an aggregate amount of up to $94 million payable throughout the term of the agreement, including royalty payments ranging from the low to high teens. Under the terms of the agreement, KindredBio has received an upfront payment of $500,000 in February 2021. We did not have any royalty income or recognize any milestone payments from Elanco in the three and six months ended June 30, 2021.

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
The following table summarizes revenues and costs for the three and six months ended June 30, 2021 and 2020 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues
Net product revenues	$—	$163	$227	$766
Partner royalty revenue	250	158	576	158
Contract manufacturing revenue	1,137	546	2,979	546
Revenue from asset sale	2,150	38,700	2,150	38,700
Total revenues	3,537	39,567	5,932	40,170
Costs of revenues
Cost of product revenues (1)	—	27	207	3,604
Contract manufacturing costs	639	336	1,022	336
Total costs of revenues	639	363	1,229	3,940
Gross margin	$2,898	$39,204	$4,703	$36,230

(1) Includes $3,494 Finished Goods write-off in the first quarter of 2020 related to the Dechra Asset Purchase Agreement, due to the transition to proprietary Dechra branding on asset sale.
The following table summarizes contract manufacturing revenues and costs by projects for the three and six months ended June 30, 2021 and 2020 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Vaxart project
Contract manufacturing revenues	$960	$546	$2,760	$546
Contract manufacturing costs	479	336	824	336
Net profit	481	210	1,936	210
NCI Project
Contract manufacturing revenues	177	—	219	—
Contract manufacturing costs	160	—	198	—
Net profit	17	—	21	—
Total
Contract manufacturing revenues	1,137	546	2,979	546
Contract manufacturing costs	639	336	1,022	336
Net profit	$498	$210	$1,957	$210
The following table summarizes product revenues and costs for the three and six months ended June 30, 2021 and 2020 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Mirataz
Net product revenues	$—	$156	$—	$752
Cost of product revenues (1)	—	24	—	3,599
Net profit/(loss)	—	132	—	(2,847)
Zimeta
Net product revenues	—	7	227	14
Cost of product revenues	—	3	207	5
Net profit	—	4	20	9
Total
Net product revenues	—	163	227	766
Cost of product revenues (1)	—	27	207	3,604
Net profit/(loss)	$—	$136	$20	$(2,838)

(1) Includes $3,494 Finished Goods write-off in the first quarter of 2020 related to the Dechra Asset Purchase Agreement, due to the transition to proprietary Dechra branding on asset sale.
Concentrations of credit risk
Our net product revenue for the quarter ended March 31, 2021 was generated entirely from sales within the United States for excess Zimeta inventory sold to Dechra. There are no other product sales in the second quarter of 2021. Our partner royalties for Mirataz and Zimeta are also with Dechra. In total, Dechra accounted for approximately 7% and 14% of total revenue in the three and six months ended June 30, 2021. Product sales to two large distributors, namely Covetrus and MWI Animal Health, and three large distributors, namely Covetrus, MWI Animal Health and Midwest Veterinary Supply, each accounted for more than 10% of net revenues for the three and six months ended June 30, 2020. Approximately 95% and 75% of our gross product revenues were to two and three distributors for the three and six months ended June 30, 2020, respectively.

Vaxart accounted for 84% and 93% of the contract manufacturing services we provided for the three and six months ended June 30, 2021, respectively. We started to have manufacturing revenue from the second quarter of 2020, and Vaxart was the only manufacturing customer in the whole year of 2020. Manufacturing contracts require up-front payments and installment payments during the service period. We perform periodic evaluations of the financial condition of our customers and generally do not require collateral, but we can terminate any contract if a material default occurs.

Product returns

Our return policy generally allows customers to receive credit for expired products within 90 days after the product’s expiration date. We estimated product return liabilities of 3% for Zimeta of gross product revenue using probability-weighted available industry data and data provided by distributors such as the inventories remaining in the distribution channel. We are no longer marketing Zimeta and will not be increasing the product return liabilities, but adjustments will be made to the reserves based on actual returns in the future.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at their carrying values, net of any allowances for doubtful accounts. Accounts receivable consist primarily of amounts due from distributors, for which collection is probable based on the customer's intent and ability to pay. Receivables are evaluated for collection probability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. We have no allowance for doubtful accounts as of June 30, 2021 and December 31, 2020 as our analysis did not uncover any collection risks.

Contract assets

Because of the timing effect of revenue recognition, billings and cash collections can be recorded into three different ways: billed trade receivables, contract assets (unbilled receivables), and contract liabilities (customer deposits and deferred revenue). Contract assets are recorded when our right to consideration is conditioned on something other than the passage of time. Contract assets are reclassified to trade receivables on the balance sheet when our rights become unconditional. Contract liabilities represent customer deposits and deferred revenue billed and/or received in advance of our fulfillment of performance obligations. Contract liabilities convert to revenue as we perform our obligations under the contract. We recorded $160,000 contract assets and no contract liabilities on June 30, 2021. We did not record any contract asset and/or contract liabilities on December 31, 2020.

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

Financial assets, which consist of money market funds and available-for-sale securities, are measured at fair value on a recurring basis and are summarized as follows (in thousands):

	Fair Value Measurements as of June 30, 2021
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$42,290	$42,290	$—	$—
Commercial paper	3,000	—	3,000	—
Short-term investments:
U.S. treasury bills	3,507	3,507	—	—
Commercial paper	20,286	—	20,286	—
Corporate notes	3,691	—	3,691	—
Long-term investments:
Corporate notes	159	—	159	—
	$72,933	$45,797	$27,136	$—

	Fair Value Measurements as of December 31, 2020
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$219	$219	$—	$—
U.S. treasury bills	4,060	4,060	—	—
Commercial paper	3,899	—	3,899	—
U.S. government agency notes	2,000	—	2,000	—
Corporate notes	315	—	315	—
Short-term investments:
U.S. treasury bills	6,531	6,531	—	—
U.S. government agency notes	36,444	—	36,444	—
Corporate notes	3,783	—	3,783	—
Long-term investments:
U.S. government agency notes	1,500	—	1,500	—
	$58,751	$10,810	$47,941	$—
During the six months ended June 30, 2021, there were no transfers of assets between Level 1, Level 2 or Level 3 of the fair value hierarchy.
At June 30, 2021 and December 31, 2020, we did not have any financial liabilities which were measured at fair value on a recurring basis.

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
The fair value of available-for-sale investments by type of security at June 30, 2021 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$20,287	$1	$(2)	$20,286
U.S. treasury bills	3,507	—	—	3,507
Corporate notes	3,691	1	(1)	3,691
	27,485	2	(3)	27,484
Long-term investments:
Corporate notes	159	—	—	159
	159	—	—	159
Total available-for-sale investments	$27,644	$2	$(3)	$27,643

The fair value of available-for-sale investments by type of security at December 31, 2020 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$6,531	$—	$—	$6,531
U.S. government agency notes	36,437	8	(1)	36,444
Corporate notes	3,778	5	—	3,783
	46,746	13	(1)	46,758
Long-term investments:
U.S. government agency notes	1,500	—	—	1,500
	1,500	—	—	1,500
Total available-for-sale investments	$48,246	$13	$(1)	$48,258

5.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued consulting	$2,120	$468
Accrued research and development costs	519	1,654
Other expenses	429	623
	$3,068	$2,745

6.    Borrowings
On September 30, 2019, we entered into the Loan and Security Agreement with Solar Capital Ltd. The Lenders have agreed to make available to KindredBio an aggregate principal amount of up to $50 million under the Loan Agreement. The Loan Agreement provides for a term loan commitment of $50 million in three tranches: (1) a $20 million term A loan that was funded on September 30, 2019; (2) a $15 million term B loan that was to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, no later than December 31, 2020; and (3) a $15 million term C loan that was to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, on or before June 30, 2021. Each term loan has a maturity date of September 30, 2024. We elected not to draw down on the $15 million term B loan before the December 31, 2020 deadline. We also elected not to draw down on the $15 million term C loan before the June 30, 2021 deadline. Each term loan bears interest at a floating per annum rate equal to the one-month LIBOR rate (with a floor of 2.17%) plus 6.75%. We are permitted to make interest-only payments on each term loan through October 31, 2021. We were in compliance with all covenants as of June 30, 2021.

In conjunction with the Dechra Asset Purchase Agreement, on March 16, 2020, we entered into the First Amendment with the Lenders in connection with the sale of our Mirataz asset. Among other things, the First Amendment increases the minimum cash amount, as defined in the Loan Agreement, required to be maintained by KindredBio to $10,000,000. We paid an amendment fee of One Hundred Thousand Dollars $100,000, which was deemed fully earned and non-refundable on the First Amendment's effective date.

On December 23, 2020, we entered into the Second Amendment with the Lenders in connection with the Zimeta Distribution and License Agreement with Dechra. We paid an amendment fee of $15,000. All other terms and conditions remain the same as the First Amendment.

On May 5, 2021, we entered into the Third Amendment with the Lenders in connection with the KIND-030 license agreement with Elanco. All other terms and conditions remain the same as the First Amendment. Pursuant to the Merger Agreement, we are obligated to terminate the Loan Agreement prior to the closing of the Merger.

As of June 30, 2021, assuming the principal payments start on November 1, 2021, our future debt payment obligations towards the principal and final fee, excluding interest payments and exit fee, for the respective fiscal years are as follows (in thousands):

2021	$1,186
2022	6,667
2023	6,667
2024	6,275
Total principal and final fee payments	20,795
Less: Unamortized debt issuance costs	(457)
Less: Unaccreted value of final fee	(468)
Loan payable, total	$19,870

Loan payable, short-term	$4,519
Loan payable, long-term	$15,351

7.    Common Stock and Stock-Based Awards
Common Stock
During the six months ended June 30, 2021, we issued 209,400 shares of common stock in connection with the exercise of stock options for gross proceeds of $774,000, of which $183,000 was received in July 2021. In addition, 208,175 restricted stock awards and restricted stock units vested during the six months ended June 30, 2021. 19,933 shares of restricted stock awards and 82,344 shares restricted stock units were withheld to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock and restricted stock units (see below).

Stock-Based Awards
The table below shows the number of shares of common stock underlying options granted to employees, directors and consultants, the assumptions used in the Black-Scholes option pricing model used to value those options and the resulting weighted-average grant date fair value per share:

Stock Option Plan	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Shares underlying options granted	29,000	1,000	1,448,849	750,000
Weighted-average exercise price	$4.95	$4.85	$4.49	$9.80
Weighted average risk- free interest rate	1.05%	0.42%	0.56%	1.66%
Weighted average expected term (years)	6.1	6.1	5.7	5.8
Weighted average expected volatility	61%	56%	61%	54%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$2.77	$2.49	$2.44	$5.00
In June 2018, we adopted the 2018 Equity Incentive Plan (the “2018 Plan”), and reserved 3,000,000 shares of our common stock for issuance under the 2018 Plan. At the Annual Meeting of Stockholders of the Company held on June 15, 2020 (the “2020 Annual Meeting”), our stockholders approved an amendment to the 2018 Equity Incentive Plan (as amended, the “2018 Plan”) to increase the number of shares of common stock authorized for issuance by 1,600,000 shares. The 2018 Plan is the successor to our 2016 Equity Incentive Plan (the “2016 Plan”), which was retired on June 21, 2018 upon stockholders’ approval of our 2018 Plan. The 2016 Plan was the successor to our 2012 Equity Incentive Plan (the "2012 Plan"), which was retired on May 23, 2016 upon stockholders' approval of our 2016 Plan. All awards made under the 2016 and 2012 Plans shall remain subject to the terms of these plans. Options granted under the 2018 Plan may be either incentive stock options or nonstatutory stock options. The 2018 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The exercise price of a stock option may not be less than 100% of the closing price of our common stock on the date of the grant. If, at any time we grant an incentive stock option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of KindredBio stock, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of one or four years from the date of grant. Options granted under the 2018 Plan expire no later than 10 years from the date of grant. As of June 30, 2021, there were 3,391,342 option shares outstanding, and 717,818 shares available for future grants under the 2018 Plan.

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

We use the Black-Scholes option pricing model, in combination with the discounted employee price, in determining the value of the Stock Purchase Plan expense to be recognized during each offering period. The following assumptions were used in the Black-Scholes option pricing model to calculate employee stock-based compensation:

Stock Purchase Plan	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Weighted average risk-free interest rate	0.04%	0.18%	0.07%	0.91%
Weighted average expected term (years)	0.5	0.5	0.5	0.5
Weighted average expected volatility	59.3%	124.5%	63%	88.5%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$1.37	$2.08	$1.28	$2.14

Under the Stock Purchase Plan, employees purchased 21,815 shares of common stock for $71,000 during the six months ended June 30, 2021. At June 30, 2021 and December 31, 2020, we had an outstanding liability of $16,000 and $16,000, respectively, which is included in accrued compensation on the condensed consolidated balance sheets, for employee contributions to the Stock Purchase Plan for shares pending issuance at the end of the next offering period.

We recorded stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development	$476	$509	$912	$1,062
General and administrative	1,042	1,414	3,102	2,925
	$1,518	$1,923	$4,014	$3,987
We had an aggregate of approximately $5,650,000 of unrecognized stock-based compensation expense for options outstanding and the Stock Purchase Plan as of June 30, 2021 which is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Award and Restricted Stock Units
On January 22, 2018, we granted 315,000 shares of restricted stock units to four employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. In Q1 2019, we granted 300,775 shares of restricted stock units to most of our employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. In Q1 2020, we granted 586,915 shares of restricted stock units to most of our employees. Shares will vest 25% on each one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. In July 2020, we granted 51,750 shares of restricted stock units to most of our employees except officers. Shares will vest 100% on the one year anniversary of the grant date provided that the employee is in the employment of the Company on such vesting date. As of June 30, 2021, we have an aggregate of approximately $2,723,000 unrecognized stock-based compensation expense for restricted stock awards and units outstanding which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted stock award and restricted stock units activity for six months ended June 30, 2021 was as follows:

Restricted Stock Award / Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	633,742	$9.16
Granted	—	—
Vested	(208,175)	9.04
Forfeited	(43,914)	8.92
Unvested balance at June 30, 2021	381,653	$9.26

Stock Option Information

A summary of stock option activity under all stock plans for the six months ended June 30, 2021, is presented as follows:

Stock Options	Number of Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2020	6,377,732	$8.02
Granted	1,448,849	4.49
Exercised	(209,400)	3.70
Forfeited	(102,593)	5.49
Expired	(99,230)	10.10
Balance at June 30, 2021	7,415,358	$7.46

As of June 30, 2021, options to purchase 5,498,728 shares of common stock were exercisable at a weighted average price of $7.90 per share.

Equity Award Modifications

Stock Option Modifications

On February 5, 2021, KindredBio's directors approved amending existing and future option agreements for non-employee directors to provide that, following a director's retirement, the director will be given a period of three years (instead of the current period of three months) in which to exercise vested options. A non-employee director shall be eligible to retire from the Board and obtain the three-year option exercise period if (1) the director has attained age 55, (2) the director has completed at least three years of service as a KindredBio director as of the date on which his or her service as a director terminates, and (3) the sum of the director's age and years of service as a director is at least 65 as of the date on which his or her service as a director terminates. We accounted for the extension as a modification of an equity award under ASC 718 (Accounting Standards Codification (ASC) Topic 718 - "Compensation - Stock Compensation"). Accordingly, we recognized incremental stock compensation expense of approximately $1,014,000 during the three months ended March 31, 2021.

Merger Agreement

The Merger Agreement provides for payments upon closing of the Merger in connection with our equity awards, as described in our Definitive Proxy Statement on Schedule 14A filed with the SEC on July 21, 2021.

8. Stockholders' Equity
Stockholders' Equity

The following tables present the changes in stockholders' equity (in thousands except share amount in footnotes):

	Three months ended June 30, 2021
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at March 31, 2021	44,708	$4	$338,374	$2	$(254,595)	$83,785
Comprehensive loss
Net loss	—	—	—	—	(9,128)	(9,128)
Change in unrealized gain/(loss) on available for sale securities	—	—	—	(3)	—	(3)
Total comprehensive loss						(9,131)
Stock-based compensation expenses	—	—	1,518	—	—	1,518
Exercise of common stock options	144	—	753	—	—	753
At-the-Market issuance of common stock, net of $73 offering costs	565	1	2,772	—	—	2,773
Common stock issuance under ESPP	22	—	71	—	—	71
Balance at June 30, 2021	45,439	$5	$343,488	$(1)	$(263,723)	$79,769

	Six months ended June 30, 2021
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	39,492	$4	$312,321	$12	$(244,855)	$67,482
Comprehensive loss
Net loss					(18,868)	(18,868)
Change in unrealized gain/(loss) on available for sale securities	—	—	—	(13)	—	(13)
Total comprehensive loss						(18,881)
Stock-based compensation expenses	—	—	4,014	—	—	4,014
RSU issuance of shares when vested	89	—	(409)	—	—	(409)
Shares withheld related to net share settlement of equity awards	(20)	—	(98)	—	—	(98)
Exercise of common stock options	209	—	774	—	—	774
At-the-Market issuance of common stock, net of $709 offering costs	5,647	1	26,815	—	—	26,816
Common stock issuance under ESPP	22	—	71	—	—	71
Balance at June 30, 2021	45,439	$5	$343,488	$(1)	$(263,723)	$79,769

	Three months ended June 30, 2020
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at March 31, 2020	39,290	$4	$306,482	$4	$(245,820)	$60,670
Comprehensive income
Net income	—	—	—	—	24,046	24,046
Change in unrealized gain on available for sale securities	—	—	—	40	—	40
Total comprehensive income						24,086
Stock-based compensation expenses	—	—	1,923	—	—	1,923
Exercise of common stock options	13	—	28	—	—	28
Common stock issuance under ESPP	30		109			109
Balance at June 30, 2020	39,333	$4	$308,542	$44	$(221,774)	$86,816

	Six months ended June 30, 2020
	Common stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	39,204	$4	$304,963	$13	$(223,059)	$81,921
Comprehensive income
Net income	—	—	—	—	1,285	1,285
Change in unrealized gain on available for sale securities	—	—	—	31	—	31
Total comprehensive income						1,316
Stock-based compensation expenses	—	—	3,987	—	—	3,987
RSU issuance of shares when vested	95	—	(461)	—	—	(461)
Shares withheld related to net share settlement of equity awards	(22)	—	(208)	—	—	(208)
Exercise of common stock options	26	—	152	—	—	152
Common stock issuance under ESPP	30	—	109	—	—	109
Balance at June 30, 2020	39,333	$4	$308,542	$44	$(221,774)	$86,816

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

Operating lease expense was $263,000 and $520,000, respectively for the three and six months ended June 30, 2021, which includes $3,000 and $6,000 sublease income, respectively. Operating lease expense was $266,000 and $531,000, respectively for the three and six months ended June 30, 2020, which includes $5,000 and $26,000 of short-term lease expenses, respectively. The following tables below do not include short term leases. We also have various equipment operating lease agreements.

Supplemental cash flow information, for the six months ended June 30, 2021, related to operating leases as follows (in thousands):

Amortization of operating lease	$407
Cash paid within operating cash flows	$502
Right-of-use assets obtained in exchange for new lease liabilities	$—

Supplemental balance sheet information, as of June 30, 2021, related to operating leases was as follows (in thousands, except lease term and discount rate):

Reported as:
Operating lease right-of-use assets	$3,021

Current portion of operating lease liabilities	$864
Long-term operating lease liabilities	2,492
Total lease liabilities	$3,356

Weighted average remaining lease term (years)	3.6 years
Weighted average discount rate	5.50%

As of June 30, 2021, we are obligated to make minimum lease payments under non-cancelable operating leases, as follows (in thousands):

Year ending December 31,	Lease Payments
2021 (remaining of year)	$510
2022	1,058
2023	1,047
2024	837
2025	249
2026 and thereafter	9
Total lease payments	3,710
Less: imputed interest	(354)
Total lease liabilities	$3,356

10.    Commitments and contingencies

Purchase Commitments

In June 2018, we entered into a Strategic Supply Agreement (the “Agreement”), with Pall Corporation (“Pall”) for the purchase of equipment and consumables to be used in support of our manufacturing requirements, including, but not limited to the Plant. Pursuant to the agreement, we will purchase certain pharmaceutical manufacturing equipment and related services in the aggregate amount of $3.8 million with a seven year consumable purchase obligation in the aggregate amount of approximately $16.5 million. The agreement is subject to customary undertakings, covenants, obligations, rights and conditions. We have incurred $3,778,000 in equipment purchase costs during the year ended of December 31, 2019. As of June 30, 2021, we are obligated to make consumable purchases and committed purchases as follows (in thousands):

Year ending December 31,	Consumable commitments	Consumable purchases	Remaining commitments
2021	$3,300	$391	$2,909
2022	3,625	—	3,625
2023	3,625	—	3,625
2024	4,285	—	4,285
Total	$14,835	$391	$14,444

11.    Net Income (Loss) Per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(9,128)	$24,046	$(18,868)	$1,285
Denominator:
Weighted-average number of common shares outstanding, basic	45,277	39,240	43,195	39,213
Net income (loss) per share, basic	$(0.20)	$0.61	$(0.44)	$0.03

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(9,128)	$24,046	$(18,868)	$1,285
Denominator:
Effect of dilutive securities:
Options to purchase common stock	—	845	—	1,034
Unvested RSAs/RSUs	—	1	—	20
Weighted-average number of common shares outstanding, diluted	45,277	40,086	43,195	40,267
Net income (loss) per share, diluted	$(0.20)	$0.60	$(0.44)	$0.03

Potential shares of common stock that were excluded from the computation of diluted earnings per common share as they were anti-dilutive:
Options to purchase common stock	7,415	5,370	7,415	4,990
Unvested RSAs/RSUs	382	685	382	685
Total number of potentially issuable shares	7,797	6,055	7,797	5,675
There was no difference between the Company’s net income (loss) and the net income (loss) attributable to common stockholders for all periods presented.

12.    Restructuring plan

On March 16, 2020, we announced a strategic realignment of our business model whereby we plan to rely more on a partnership-based model for commercialization strategy similar to the traditional human biotech commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales. We announced that our focus would be on accelerating our deep pipeline of late-stage biologics candidates in canine and feline markets, while stopping small molecule development for these species. Accordingly, the companion animal commercial infrastructure was substantially reduced. In connection with this restructuring, we eliminated 53 positions, representing about one-third of our workforce. The eliminated positions primarily related to the companion animal sales force and research and development for small molecule programs. Restructuring expenses and retirement costs related to severance and health care benefits were approximately $1.7 million, exclusive of stock compensation.

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

13.    Agreement and Plan of Merger

On June 15, 2021, the Company entered into the Merger Agreement with Elanco and Knight Merger Sub, Inc., a wholly owned subsidiary of Elanco (“Merger Sub”). Upon the terms and subject to the conditions of the Merger Agreement, Elanco and the Company have agreed that Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Elanco.

Upon completion of the Merger, each share of KindredBio common stock that is issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than certain excluded shares as described in the Merger Agreement) will automatically be converted into the right to receive $9.25 in cash, without interest (the “Merger Consideration”).

The Merger Agreement contains representations, warranties and covenants of the parties customary for a transaction of this nature. Among other things, until the earlier of the termination of the Merger Agreement and the Effective Time, KindredBio has agreed to operate its business in all respects within 120 days from the date of the Merger Agreement, and in all material respects thereafter, in the ordinary course consistent with past practice and has agreed to certain other operating covenants, as set forth fully in the Merger Agreement. The Merger Agreement also prohibits KindredBio’s solicitation of proposals relating to alternative transactions and restricts KindredBio’s ability to participate in any discussions or negotiations with, or furnish nonpublic information to, any third party with respect to any such transaction, subject to certain limited exceptions.

The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including (i) requisite approval of the holders of KindredBio common stock; (ii) the absence of any law or order in the United States or the European Union prohibiting the Merger and (iii) the expiration or earlier termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which waiting period expired on July 30, 2021). In addition, each of Elanco’s and KindredBio’s obligations to complete the Merger is subject to certain other conditions, including (a) the accuracy of the representations and warranties of the other party, subject to the standards set forth in the Merger Agreement, (b) compliance of the other party with its covenants in all material respects; and (c) with respect to Elanco’s obligation to complete the Merger, the absence of a material adverse effect with respect to KindredBio.

The foregoing descriptions of the Merger and the Merger Agreement do not purport to be complete and are qualified in their entirety by reference to the Merger Agreement.

Additional information about the Merger is set forth in the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on July 21, 2021.

14.    Subsequent Event

Following the announcement of the Merger, a purported stockholder complaint was filed in the United States District Court for the Northern District of California, captioned Janet Deakins v. Kindred BioSciences, Inc., et al., Case No. 3:21-cv-05490-TSH, filed July 16, 2021. This action names as defendants KindredBio and its Board members. The complaint alleges that all defendants violated provisions of the Securities Exchange Act of 1934 (the "Exchange Act") insofar as the preliminary proxy statement filed by KindredBio on July 9, 2021 allegedly omits material information and purportedly renders the preliminary proxy statement false and misleading. The complaint seeks, among other things, injunctive relief, damages, and an award of plaintiff’s fees and expenses.

Subsequently, two additional purported stockholders filed complaints: one in the United States District Court for the Southern District of New York, captioned Matthew Whitfield v. Kindred BioSciences, Inc., Denise Bevers, Nanxi Liu, Ervin Veszprémi, Raymond Townsend, Herbert D. Montgomery, Joseph S. McCracken, Lyndon Lien, and Richard Chin, Case No. 1:21-cv-06280, filed July 23, 2021, and one in the United States District Court for the Eastern District of New York, captioned Milan Singh v. Kindred BioSciences, Inc., Denise Bevers, Nanxi Liu, Ervin Veszprémi, Raymond Townsend, Herbert D. Montgomery, Joseph S. McCracken, Lyndon Lien, and Richard Chin, Case No. 1:21-cv-04185, filed July 26, 2021. These actions also name as defendants KindredBio and its Board members. The complaints allege that all defendants violated provisions of the Exchange Act insofar as the definitive proxy statement filed by KindredBio on July 21, 2021 allegedly omits material information that purportedly renders the definitive proxy statement false and misleading. The complaints seek, among other things, injunctive relief, rescissory damages and an award of plaintiffs’ fees and expenses.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    In this section, “KindredBio,” “we,” “our,” “ours,” “us” and the “Company” refer to Kindred Biosciences, Inc. and our wholly owned subsidiaries KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. You should read the following discussion and analysis of our consolidated financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q consists of forward-looking statements such as statements regarding our expectations about the trials, regulatory approval, manufacturing, distribution and commercialization of our current and future product candidates, the structure, timing and completion of the proposed Merger, any anticipated effects of the announcement, pendency or completion of the Merger on the value of KindredBio’s stock for its stockholders, and statements regarding our anticipated revenues, expenses, margins, profits and use of cash. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) often identify forward-looking statements.

    These forward-looking statements are based on our current expectations. These statements are not promises or guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements. These risks include, but are not limited to, the following: our limited operating history and expectations of losses for the foreseeable future; the absence of significant revenue from our products and our product candidates for the foreseeable future; the likelihood that our revenue will vary from quarter to quarter; our potential inability to obtain any necessary additional financing; our substantial dependence on the success of our products and our lead product candidates which may not be successfully commercialized even if they are approved for marketing; the effect of competition; our potential inability to obtain regulatory approval for our existing or future product candidates; our dependence on third parties to conduct some of our development activities; our dependence upon third-party manufacturers for supplies related to our products and our product candidates and the potential inability of these manufacturers to deliver a sufficient amount of supplies on a timely basis; the uncertain effect of the COVID-19 pandemic on our business, results of operations and financial condition; uncertainties regarding the outcomes of trials regarding our product candidates; our potential failure to attract and retain senior management and key scientific personnel; uncertainty about our ability to enter into satisfactory agreements with third-party licensees of our biologic products and uncertainty about the amount of revenue that we will receive from such agreements; our significant costs of operating as a public company; potential cyber-attacks on our information technology systems or on our third-party providers’ information technology systems, which could disrupt our operations; our potential inability to repay the secured indebtedness that we have incurred from third-party lenders, and the restrictions on our business activities that are contained in our loan agreement with these lenders; the risk that our 2020 strategic realignment and restructuring plans will result in unanticipated costs or revenue shortfalls; uncertainty about the amount of royalties that we will receive from the sale of Mirataz® to Dechra Pharmaceuticals PLC; the risk that the revenue from our delivery of services or products under any contract may be less than we anticipate if the other party to the contract exercises its right to terminate the contract prior to the completion of the contract or if such party is unable or unwilling to satisfy its payment obligations under the contract; our potential inability to obtain and maintain patent protection and other intellectual property protection for our products and our product candidates; potential claims by third parties alleging our infringement of their patents and other intellectual property rights; our potential failure to comply with regulatory requirements, which are subject to change on an ongoing basis; the potential volatility of our stock price; the significant control over our business by our principal stockholders and management; our ability to complete the Merger; the expected timetable for completing the Merger; the effects of disruption caused by the Merger making it more difficult to maintain relationships with employees collaborators customers, vendors and other business partners; the risk that stockholder litigation in connection with the Merger may result in significant costs of defense, indemnification and liability; diversion of management's attention from ongoing business concerns; and other risks and uncertainties that may affect future results.

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

Overview
We are a biopharmaceutical company developing innovative biologics focused on saving and improving the lives of pets. Our mission is to bring to pets the same kinds of safe and effective medicines that our human family members enjoy. Our core strategy is to identify targets that have already demonstrated safety and efficacy in humans and to develop therapeutics based on these validated targets for dogs and cats. We believe that this approach will lead to shorter development times and higher approval rates than pursuing new, non-validated targets. Our current portfolio includes over 20 product candidates in development, predominantly biologics. We also have biologics manufacturing capabilities and a broad intellectual property portfolio.
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
On June 15, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Elanco Animal Health Incorporated, an Indiana corporation (“Elanco”), and Knight Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Elanco. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into KindredBio (the “Merger”), with KindredBio surviving the Merger and becoming a wholly owned subsidiary of Elanco. Upon completion of the Merger, each share of KindredBio common stock that is issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than certain excluded shares as described in the Merger Agreement) will automatically be converted into the right to receive $9.25 in cash, without interest (the “Merger Consideration”).
The Merger Agreement contains representations, warranties and covenants of the parties customary for a transaction of this nature. Among other things, until the earlier of the termination of the Merger Agreement and the Effective Time, KindredBio has agreed to operate its business in all respects within 120 days from the date of the Merger Agreement, and in all material respects thereafter, in the ordinary course consistent with past practice and has agreed to certain other operating covenants, as set forth fully in the Merger Agreement. The Merger Agreement also prohibits KindredBio’s solicitation of proposals relating to alternative transactions and restricts KindredBio’s ability to participate in any discussions or negotiations with, or furnish nonpublic information to, any third party with respect to any such transaction, subject to certain limited exceptions.

The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including (i) requisite approval of the holders of KindredBio common stock; (ii) the absence of any law or order in the United States or the European Union prohibiting the Merger and (iii) the expiration or earlier termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which waiting period expired on July 30, 2021). In addition, each of Elanco’s and KindredBio’s obligations to complete the Merger is subject to certain other conditions, including (a) the accuracy of the representations and warranties of the other party, subject to the standards set forth in the Merger Agreement, (b) compliance of the other party with its covenants in all material respects; and (c) with respect to Elanco’s obligation to complete the Merger, the absence of a material adverse effect with respect to KindredBio.

Additional information about the Merger is set forth in the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on July 21, 2021.

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

In July 2019, we reported positive topline results from a pilot field effectiveness study for our IL-31antibody that confirmed the results from our pilot laboratory study. The manufacturing scale up process proceeded and the pivotal efficacy study of KIND-016 was initiated in December 2020. Enrollment is on-going.

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

KIND-025

On March 24, 2020, we announced positive results from our pilot field efficacy study of KIND-025, a canine fusion protein targeting IL-4 and IL-13, for the treatment of atopic dermatitis in dogs. A higher treatment success rate was observed in the KIND-025 group over the placebo group from week 1 through week 4. Positive efficacy signals were also detected with other endpoints including 20 mm or higher reduction from baseline in PVAS score. Cell line development is being continued as we further evaluate this program. The IL-4 and IL-13 pathways are key drivers of the inflammation that underlies atopic dermatitis and other allergic diseases. The IL-4/13 SINK molecule binds to both IL-4 and IL-13 circulating in the blood and inhibits their interactions with their respective receptors, thereby modifying the clinical signs associated with atopic dermatitis. We currently do not have plans to prioritize KIND-025 ahead of our other programs.

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

In December 2020, we announced an agreement granting Elanco exclusive global rights to KIND-030. Under the terms of the agreement, we received an upfront non-refundable payment of $500,000, and will receive development milestone payments of up to $16 million upon achievement of certain development, regulatory and manufacturing targets, and sales milestones in an aggregate amount of up to $94 million payable throughout the term of the agreement. Furthermore, royalty payments are to range from the low to high teens. The agreement specifies that KindredBio will supply the licensed product to Elanco, and that Elanco will conduct the necessary regulatory activities to achieve approvals in Europe and other key international markets.

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

On June 2, 2021 we announced positive results from a pivotal efficacy study of KIND-030 in dogs infected by parvovirus. The primary endpoint was survival and the results showed 100% survival in the treated group versus 43% survival in the placebo group. The dogs did not receive any supportive care or other treatments. Results of the pivotal efficacy study for the treatment of established parvovirus infection were filed with the United States Department of Agriculture in June 2021. This submission is part of the overall project data package required for full approval, along with safety, manufacturing and additional data. Approval of KIND-030 is subject to regulatory risk and timelines, and there is no set review timeline at the USDA Center for Veterinary Biologics.

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

In September 2019, we announced we have been selected by the National Cancer Institute (NCI) as one of three contractors in response to the solicitation for the PREVENT Cancer Preclinical Drug Development Program where we are eligible to provide manufacturing, formulation and analytical serves to meet the needs of the PREVENT pipeline. In February 2021, we were awarded a $855,000 Task order for contract manufacturing and development work by the NCI. The contract is expected to run for 1 year or until we complete the planned work.

Funding

We are a biopharmaceutical company with two products approved for marketing and sale. On April 15, 2020, we completed the sale of one of the products, Mirataz, to Dechra. In December 2020, we entered into a Distribution and Licensing Agreement granting Dechra an exclusive license under our patents and marketing authorizations to promote, market, sell and distribute Zimeta in the U.S. and Canadian territories. We have incurred significant net losses since our inception. We incurred cumulative net losses of $263,723,000 through June 30, 2021. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations.

Historically, our funding has been a combination of private and public offerings. From our initial public offering in December 2013 through December 2019, we raised approximately $257.4 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses. On April 8, 2020, we entered into an At Market Offering Agreement ("ATM") whereby we may offer and sell shares of our common stock from time to time up to $25 million. Through December 31, 2020, 59,211 shares were sold through the ATM, for total gross proceeds of approximately $298,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $201,000. In January 2021, we sold an additional 1,456,497 shares, for total gross proceeds of approximately $7,059,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $6,876,000. On January 15, 2021, we entered into an amendment to the ATM. In accordance with the terms of the amended ATM, we may offer and sell shares of our common stock up to $24,366,000. From February 3,

2021 through June 30, 2021, 4,190,985 shares were sold through the amended ATM, for total gross proceeds of approximately $20,466,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $19,939,000.

On September 30, 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Solar Capital Ltd., to make available to KindredBio an aggregate principal amount of up to $50 million under the Loan Agreement. The Loan Agreement provides for a term loan commitment of $50 million in three tranches: (1) a $20 million term A loan that was funded on September 30, 2019; (2) a $15 million term B loan that was to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, no later than December 31, 2020; and (3) a $15 million term C loan that was to be funded at our request, subject to certain conditions described in the Loan Agreement being satisfied, on or before June 30, 2021. Each term loan has a maturity date of September 30, 2024. We elected not to draw down on the $15 million term B loan before the December 31, 2020 deadline. We also elected not to draw down on the $15 million term C loan before the June 30, 2021 deadline. Each term loan bears interest at a floating per annum rate equal to the one-month LIBOR rate (with a floor of 2.17%) plus 6.75%. We are permitted to make interest-only payments on each term loan through October 31, 2021. The entire debt facility will mature on September 30, 2024.

As of June 30, 2021, we had cash, cash equivalents and investments of $74,358,000. Our sale of Mirataz to Dechra was completed on April 15, 2020 with total gross proceeds of $43 million, of which $38.7 million was received upon closing. Of the remaining $4.3 million, $2.15 million was received in May 2021 and the balance $2.15 million will be paid out 18 months after closing date, assuming no escrow claims.

For the foreseeable future, we expect to continue to incur losses as we continue our product development activities, seek regulatory approvals for our product candidates and begin to commercialize or partner them if they are approved by the Center for Veterinary Medicine branch, or CVM, of the FDA, the U.S. Department of Agriculture, or USDA, or the European Medicines Agency, or EMA. If we are required to further fund our operations, we expect to do so through public or private equity offerings, debt financings, corporate collaborations and licensing arrangements, to the extent permitted by the Merger Agreement. We cannot assure you that such funds will be available on terms favorable to us, if at all. The strategic realignment of our business model whereby we rely more on a partnership-based model for commercialization strategy similar to the traditional human biotech commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales may require us to relinquish rights to certain of our technologies. In addition, we may never successfully complete development of, obtain adequate patent protection for, obtain necessary regulatory approval, or achieve commercial viability for any other product candidates besides Mirataz and Zimeta. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations, and we may be unable to continue as a going concern.

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

Results of Operations
In March 2020, we announced a strategic realignment of our business model whereby we plan to rely more on a partnership-based model for commercialization strategy similar to the traditional human biotech commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales. Our focus is on accelerating our deep pipeline of late-stage biologics candidates in canine and feline markets and strengthening our strategic position by prioritizing our most attractive late stage programs and managing our expenses to best position the company for success.
In May 2020, we entered into an agreement with Vaxart, Inc. for the manufacture of Vaxart's oral vaccine candidate for COVID-19. In October 2020, we announced the expansion of our manufacturing agreement with Vaxart for COVID-19 and other vaccine candidates. We recorded contract manufacturing revenue based on the percentage completion of specific milestones for the quarter.

In February 2021, we were awarded a $855,000 Task order for contract manufacturing and development work by the NCI. The contract is expected to run for 1 year or until we complete the planned work.

While our primary focus is on the development of our late-stage biologics candidates, we expect income from contract manufacturing to offset a portion of our operating expenses.

The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Net product revenues	$—	$163	$227	$766
Partner royalty revenue	250	158	576	158
Contract manufacturing revenue	1,137	546	2,979	546
Revenue from asset sale	2,150	38,700	2,150	38,700
Total revenues	3,537	39,567	5,932	40,170

Operating costs and expenses:
Cost of product revenues (1)	—	27	207	3,604
Contract manufacturing costs	639	336	1,022	336
Research and development	5,573	7,398	11,860	16,265
Selling, general and administrative	5,869	5,105	10,553	13,978
Restructuring costs	—	2,288	—	3,964
Total operating costs and expenses	12,081	15,154	23,642	38,147

Income (loss) from operations	(8,544)	24,413	(17,710)	2,023
Interest and other expenses, net	(584)	(367)	(1,158)	(738)
Net income (loss)	$(9,128)	$24,046	$(18,868)	$1,285

(1) Includes $3,494 Finished Goods write-off in the first quarter of 2020 related to the Dechra Asset Purchase Agreement, due to the transition to proprietary Dechra brand labelling on asset sale.
Revenues
We recorded $3.5 million and $5.9 million in total revenues in the three and six months ended June 30, 2021 compared with $39.6 million and $40.2 million for the same period in 2020. The decrease in revenue was primarily due to the Mirataz asset sale of $38.7 million in the second quarter of 2020.

Our net product revenue was generated entirely from sales within the United States. Product revenue was $227,000 for the six months ended June 30, 2021, the majority of which was from the sale of remaining Zimeta inventory to Dechra as a result of the Distribution and Licensing Agreement with them. No product revenue was recorded in the second quarter of 2021. Revenue of $163,000 and $766,000 for the three and six months ended June 30, 2020, respectively, was mainly from Mirataz. Approximately 95% and 75% of our gross product revenues sold were to two and three distributors, respectively.
Our partner royalty revenue for the three and six months ended June 30, 2021 was $250,000 and $576,000, respectively, resulting mainly from Dechra's net sales of Mirataz. Second quarter sales of Mirataz to distributors were lower quarter-over-quarter amid fluctuations in distributor ordering patterns. In the United States, sales of Mirataz from distributors to veterinary clinics were slightly ahead of the first quarter. The product was launched in the European Union and United Kingdom at the end of the first quarter. Partner royalty revenue from Mirataz was $158,000 for the second quarter of 2020, which is when we first recorded partner royalty revenue.

Our contract manufacturing revenue for the three and six months ended June 30, 2021 was $1,137,000 and $2,979,000, respectively. Our contract manufacturing with Vaxart, Inc. for the manufacture of their oral vaccine candidate for COVID-19 generated revenue of $960,000 and $2,760,000 for the three and six months ended June 30, 2021, respectively. The NCI contract manufacturing and development work commenced in February 2021 and generated revenue of $177,000 and $219,000 for the same periods in 2021, respectively. The Vaxart contract manufacturing project which started in the second quarter of 2020 resulted in revenue of $546,000.

In May 2021, $2.15 million related to the Mirataz asset sale was released from escrow and recorded as revenue.

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

For the six months ended June 30, 2021, cost of Zimeta product sales was $207,000. The 8.8% gross margin was the result of an agreement to sell excess Zimeta inventory to Dechra at an amount close to cost. Cost of product sales for the same period in 2020 was primarily due to the write-off of approximately $3.5 million in obsolete Mirataz inventory.

Contract Manufacturing Costs

Contract manufacturing costs of $639,000 and $1,022,000 for the three and six months ended June 30, 2021, respectively, consist primarily of the cost of direct materials, direct labor and overhead costs associated with manufacturing, rent, facility costs and related machinery depreciation. The contract manufacturing costs for Vaxart project were $479,000 and $824,000 for the three and six months ended June 30, 2021 and contract manufacturing costs for NCI project were $160,000 and $198,000 for the same periods, respectively. Contract manufacturing for Vaxart commenced in the second quarter of 2020 with manufacturing costs of $336,000.

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

Research and development expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended June 30,		%	Six months ended June 30,		%
	2021	2020	Change	2021	2020	Change
Payroll and related	$2,009	$2,805	(28)%	$4,283	$6,622	(35)%
Consulting	279	212	32%	340	376	(10)%
Field trial costs, including materials	445	509	(13)%	1,334	1,636	(18)%
Biologics development and supplies	906	1,376	(34)%	1,726	2,791	(38)%
Stock-based compensation	476	509	(6)%	912	1,062	(14)%
Other	1,458	1,987	(27)%	3,265	3,778	(14)%
	$5,573	$7,398	(25)%	$11,860	$16,265	(27)%

During the three and six months ended June 30, 2021, research and development expense related primarily to advancing the development of KIND-030, KIND-016 and other early-stage biologic programs.

Research and development expenses for the three months ended June 30, 2021, decreased by 25% to $5,573,000 compared with $7,398,000 for the same period in 2020. The $1,825,000 decrease was primarily due to lower costs across the board as a result of prioritizing our most attractive late-stage programs for dogs and cats and substantially reducing expenses to best position the company for success. Outsourced research and development expenses related to KIND-030, KIND-016 and other product development programs for the three months ended June 30, 2021 were $390,000, $82,000, and $124,000, respectively.

Research and development expenses for the six months ended June 30, 2021, decreased by 27% to $11,860,000 compared with $16,265,000 for the same period in 2020. The $4,405,000 decrease was primarily due to lower costs across the board consistent with our decision to become a biologics-only company, discontinuing small molecule development in favor of late-stage biologics programs for dogs and cats. Outsourced research and development expenses related to KIND-030, KIND-016 and other product development programs for six months ended June 30, 2021 were $1,099,000, $102,000, and $256,000, respectively.

We expect research and development expense to increase for the rest of the year due to the KIND-016 pivotal study and development of our canine atopic dermatitis programs. Due to the inherently unpredictable nature of our development, we cannot reasonably estimate or predict the nature, specific timing or estimated costs of the efforts that will be necessary to complete the development of our product candidates.

Selling, General and Administrative Expense
Selling, general and administrative expense was as follows for the periods indicated (in thousands, except for percentages):

	Three months ended June 30,		%	Six months ended June 30,		%
	2021	2020	Change	2021	2020	Change
Payroll and related	$873	$1,391	(37)%	$1,893	$4,518	(58)%
Consulting, legal and professional services	2,904	782	271%	3,588	2,536	41%
Stock-based compensation	1,042	1,414	(26)%	3,102	2,925	6%
Corporate and marketing expenses	587	613	(4)%	1,062	1,876	(43)%
Other	463	905	(49)%	908	2,123	(57)%
	$5,869	$5,105	15%	$10,553	$13,978	(25)%

Selling, general and administrative expenses for the three and six months ended June 30, 2021 increased by 15% to $5,869,000 and decreased by 25% to $10,553,000, when compared to the same periods in 2020. The $764,000 increase in the second quarter of 2021 was mainly due to the legal and professional fees related to the Merger Agreement with Elanco. The $3,425,000 year-over-year decrease was mainly due to the elimination of our companion animal sales force.

We expect general and administrative expense to increase in the third quarter due to merger related expenses but decrease back to a normal level in the fourth quarter upon the closing of the merger.

Restructuring costs

We did not record any restructuring charges for the three and six months ended June 30, 2021.

In March 2020, we announced a strategic realignment of our business model whereby KindredBio becomes a biologics-only company focused on accelerating our deep pipeline of late-stage biologics candidates in canine and feline markets, while discontinuing small molecule development for these species. We announced that we planned to rely more on a partnership-based model for commercialization strategy whereby pipeline assets are partnered with larger commercial partners that can maximize product opportunity in return for upfront payments, contingent milestones, and royalties on future sales. Accordingly, the companion animal commercial infrastructure was substantially reduced. In connection with this strategic shift, we eliminated 53 positions, representing about one-third of our current workforce. The eliminated positions primarily relate to the companion animal sales force and research and development for small molecule programs. Restructuring expenses and retirement costs related to severance and health care benefits were approximately $1.7 million, exclusive of stock compensation.

In June 2020, we announced a plan to strengthen our strategic position by, among other things, prioritizing our most attractive late-stage programs and substantially reducing our expenses to best position the Company for success with the previously announced business model. This restructuring reduced our workforce by approximately 24 employees and involved a restructuring charge of approximately $2.3 million related to severance payments and health care benefits, exclusive of stock compensation. We further eliminated another 5 positions and incurred a restructuring charge of approximately $0.3 million related to severance payments and health care benefits in the third quarter of 2020. We have completed our restructuring and do not anticipate any further reductions in our workforce for the foreseeable future.

Interest and Other Expense, Net

(In thousands)
	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Interest and other expense, net	$(584)	$(367)	$(217)	$(1,158)	$(738)	$(420)

The decrease of approximately $420,000 in the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to $392,000 lower interest income from lower interest rate.

Income Taxes
We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets. Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of June 30, 2021, a valuation allowance was necessary to fully offset our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in September 2012 through June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $263.7 million. Since inception and through June 30, 2021, we raised approximately $284.4 million in net proceeds. In April 2020, we entered into an At Market Offering ("ATM") whereby we may offer and sell shares of our common stock from time to time up to $25 million. Through December 31, 2020, 59,211 shares were sold through the ATM, for total gross proceeds of approximately $298,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $201,000. In January 2021, we sold another 1,456,497 shares, for total gross proceeds of approximately $7,059,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $6,876,000. On January 15, 2021, we entered into an amendment to the ATM. In accordance with the terms of the amended ATM, we may offer and sell shares of our common stock up to $24,366,000. From February 3, 2021 through June 30, 2021, 4,190,985 shares were sold through the amended ATM, for total gross proceeds of approximately $20,466,000. Net proceeds, after deducting underwriting discounts and commissions and offering expense, were approximately $19,939,000.

On September 30, 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Solar Capital Ltd., to make available to KindredBio an aggregate principal amount of up to $50 million under the Loan Agreement. The Loan Agreement provides for a term loan commitment of $50 million in three tranches: (1) a $20 million term A loan that was funded on September 30, 2019; (2) a $15 million term B loan that was to be funded at our request no later than December 31, 2020; and (3) a $15 million term C loan that was to be funded at our request on or before June 30, 2021. Each term loan has a maturity date of September 30, 2024. We elected not to draw down on the $15 million term B loan before December 31, 2020 deadline. We also elected not to draw down on the $15 million term C loan before June 30, 2021 deadline. Each term loan bears interest at a floating per annum rate equal to the one-month LIBOR rate (with a floor of 2.17%) plus 6.75%. We are permitted to make interest-only payments on each term loan through October 31, 2021. The interest-only period can be extended by six months upon our satisfaction of the minimum liquidity requirements described in the Loan Agreement.

Cash, cash equivalents and investments was $74.4 million as of June 30, 2021. We believe that our cash, cash equivalents and investments, remaining proceeds from the Mirataz sale, and revenues from royalties and contract manufacturing will be sufficient to fund our planned operations to the fourth quarter of 2023.

Cash Flows
The following table summarizes our cash flows for the periods set forth below:

	Six months ended June 30,
	2021	2020
	(In thousands)
Net cash (used in) provided by operating activities	$(12,050)	$7,124
Net cash provided by investing activities	$20,174	$4,196
Net cash provided by (used in) financing activities	$26,971	$(408)
Net cash (used in) provided by operating activities
During the six months ended June 30, 2021, net cash used in operating activities was $12,050,000. The net loss of $18,868,000 for the six months ended June 30, 2021 included non-cash charges of $4,014,000 for stock-based compensation expense, $2,416,000 for depreciation and amortization, $257,000 for amortization of the debt discount of long-term loan, and further impacted by $103,000 for the amortization of discount on marketable securities. Net cash used in operating activities was improved by net changes in operating assets and liabilities of $28,000.

During the six months ended June 30, 2020, net cash provided in operating activities was $7,124,000. The net income of $1,285,000 for the six months ended June 30, 2020 included non-cash charges of $3,987,000 for stock-based compensation expenses, $2,260,000 for depreciation and amortization, $171,000 for amortization of the debt discount of long-term loan, $3,494,000 for Mirataz finished goods write-off related to Dechra asset purchase, and partially offset by $156,000 for the amortization of premium on marketable securities and $17,000 gain on disposal of property and equipment. Net cash used in operating activities was further reduced by net changes in operating assets and liabilities of $3,900,000.

Net cash provided by investing activities
During the six months ended June 30, 2021, net cash provided by investing activities was $20,174,000, which resulted from proceeds from sales of investments of $2,996,000 and maturities of marketable securities of $49,386,000, offset by $31,883,000 related to purchases of marketable securities and $325,000 related to purchases of equipment.

During the six months ended June 30, 2020, net cash provided by investing activities was $4,196,000, due to proceeds from maturities of marketable securities of $58,870,000, offset by the purchases of marketable securities of $51,798,000 and purchases of property and equipment of $2,902,000. In addition, we also received proceeds of $26,000 from the sale of equipment.

Net cash provided by (used in) financing activities
During the six months ended June 30, 2021, net cash provided by financing activities of $26,971,000 was related to net proceeds of $26,816,000 from the sale of common stock through our ATM, offset by payment of $507,000 related to restricted stock awards and restricted stock units tax liability on net settlement, increased by proceeds of $662,000 from exercises of stock options and purchase of ESPP shares.

During the six months ended June 30, 2020, net cash used in financing activities of $408,000 was related to proceeds of $261,000 from the purchases of common stock through exercise of stock options and purchase of ESPP shares, offset by payment of $669,000 related to restricted stock awards and restricted stock units tax liability on net settlement.

Future Funding Requirements
We anticipate that we will continue to incur losses for the next several years due to expenses relating to:
•pivotal trials of our product candidates;
•toxicology (target animal safety) studies for our product candidates;

•biologic clinical material manufacturing; and
•maintain the operations of the biologics manufacturing plant in Kansas.

We believe that our cash, cash equivalents and investments, remaining proceeds from the Mirataz sale, and revenues from royalties and contract manufacturing will be sufficient to fund our planned operations to the fourth quarter of 2023. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Contractual Obligations
We have non-cancelable operating leases for two office spaces and expanded laboratory space under which we are obligated to make minimum lease payments totaling $3,641,000 through May 2025, the timing of which is described in more detail in the notes to the consolidated financial statements. In addition, we have five operating leases for equipment under which we are obligated to make minimum lease payments totaling $69,000 through 2027.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
We are exposed to certain market risks relating primarily to (1) interest rate risk on our cash and cash equivalents, (2) market price risk on our investments, and (3) risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of June 30, 2021, our cash equivalents and investments are invested in money market funds, U.S. treasury bills, U.S. federal agency notes, corporate notes, commercial paper and U.S. treasury bonds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment, the short duration of the securities we hold and our ability to hold our investments to maturity if necessary. Declines in interest rates would reduce investment income, but would not have a material effect on our financial condition or results of operations.
We do not currently have exposure to foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officers have concluded, that, as of the end of the period covered by this report:
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting that occurred during the period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
Litigation Relating to the Merger
Following the announcement of the Merger, a purported stockholder complaint was filed in the United States District Court for the Northern District of California, captioned Janet Deakins v. Kindred BioSciences, Inc., et al., Case No. 3:21-cv-05490-TSH, filed July 16, 2021. This action names as defendants KindredBio and its Board members. The complaint alleges that all defendants violated provisions of the Exchange Act insofar as the preliminary proxy statement filed by KindredBio on July 9, 2021 allegedly omits material information and purportedly renders the preliminary proxy statement false and misleading. The complaint seeks, among other things, injunctive relief, damages, and an award of plaintiff’s fees and expenses.
Subsequently, two additional purported stockholders filed complaints: one in the United States District Court for the Southern District of New York, captioned Matthew Whitfield v. Kindred BioSciences, Inc., Denise Bevers, Nanxi Liu, Ervin Veszprémi, Raymond Townsend, Herbert D. Montgomery, Joseph S. McCracken, Lyndon Lien, and Richard Chin, Case No. 1:21-cv-06280, filed July 23, 2021, and one in the United States District Court for the Eastern District of New York, captioned Milan Singh v. Kindred BioSciences, Inc., Denise Bevers, Nanxi Liu, Ervin Veszprémi, Raymond Townsend, Herbert D. Montgomery, Joseph S. McCracken, Lyndon Lien, and Richard Chin, Case No. 1:21-cv-04185, filed July 26, 2021. These actions also name as defendants KindredBio and its Board members. The complaints allege that all defendants violated provisions of the Exchange Act insofar as the definitive proxy statement filed by KindredBio on July 21, 2021 allegedly omits material information that purportedly renders the definitive proxy statement false and misleading. The complaints seek, among other things, injunctive relief, rescissory damages and an award of plaintiffs’ fees and expenses.

ITEM 1A.    RISK FACTORS
Risks Related to the Merger
The consummation of the Merger is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Merger may not be completed.
The Merger is subject to certain customary closing conditions, including: (i) requisite approval of the holders of KindredBio common stock; (ii) the absence of any law or order in the United States or the European Union prohibiting the Merger and (iii) the expiration or earlier termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which waiting period expired on July 30, 2021). In addition, each of Elanco’s and KindredBio’s obligations to complete the Merger is subject to certain other conditions, including (a) the accuracy of the representations and warranties of the other party, subject to the standards set forth in the Merger Agreement, (b) compliance of the other party with its covenants in all material respects; and (c) with respect to Elanco’s obligation to complete the Merger, the absence of a material adverse effect with respect to KindredBio. The failure to satisfy all of the required conditions could delay the completion of the Merger by a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed within the expected timeframe or at all.
Failure to complete the Merger could adversely affect the stock price and future business and financial results of KindredBio.
There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not completed within the expected timeframe or at all, the ongoing business of KindredBio could be adversely affected and KindredBio will be subject to a variety of risks and possible consequences associated with the failure to complete the Merger, including the following:

•upon termination of the Merger Agreement under specified circumstances, KindredBio is required to pay Elanco a termination fee of $15,496,000;
•KindredBio will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Merger closes;
•under the Merger Agreement, KindredBio is subject to certain restrictions on the conduct of its business prior to the closing of the Merger, which may adversely affect its ability to execute certain of its business strategies;
•KindredBio may lose key employees during the period in which KindredBio and Elanco are pursuing the Merger, which may adversely affect KindredBio in the future if it is not able to hire and retain qualified personnel to replace departing employees; and
•the proposed Merger, whether or not it closes, will divert the attention of certain management and other key employees of KindredBio from ongoing business activities, including the pursuit of other opportunities that could be beneficial to KindredBio as an independent company.
If the Merger is not completed, these risks could materially affect the business and financial results of KindredBio and its stock price, including to the extent that the current market price of KindredBio common stock is positively affected by a market assumption that the Merger will be completed.
While the Merger is pending, KindredBio will be subject to business uncertainties and certain contractual restrictions that could adversely affect the business and operations of KindredBio.
In connection with the pending Merger, some tenants, operators, borrowers, managers, vendors or other third parties of KindredBio may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with KindredBio, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of KindredBio, regardless of whether the Merger is completed. In addition, due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Merger, KindredBio may be unable (without the other party’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial and may cause KindredBio to forego certain opportunities it might otherwise pursue. In addition, the pendency of the Merger may make it more difficult for KindredBio to effectively retain and incentivize key personnel and may cause distractions from KindredBio's strategy and day-to-day operations for its current employees and management.
KindredBio will incur substantial transaction fees and Merger-related costs in connection with the Merger that could adversely affect the business and operations of KindredBio if the Merger is not completed.
KindredBio expects to incur non-recurring transaction fees, which include legal and advisory fees and substantial Merger-related costs associated with completing the Merger, and which could adversely affect the business operations of KindredBio if the Merger is not completed.
The termination fee and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire KindredBio.
The Merger Agreement prohibits KindredBio’s solicitation of proposals relating to alternative transactions to the Merger and restricts KindredBio’s ability to participate in any discussions or negotiations with, or furnish nonpublic information to, any third party with respect to any such transaction, subject to certain limited exceptions. The Merger Agreement requires KindredBio to pay Elanco a termination fee equal to $15,496,000 in the event the Merger Agreement is terminated (i)(A)(1) by Elanco because KindredBio has breached and not cured any representation, warranty or covenant such that a condition to the closing of the Merger is not capable of being satisfied, (2) by KindredBio or Elanco because the Outside Date (as defined in the Merger Agreement) has occurred or (3) by KindredBio or Elanco because KindredBio stockholders have failed to approve the Merger Agreement, (B) in the case of termination because the Outside Date has occurred, all of the mutual conditions and the conditions to KindredBio’s obligation to close have been satisfied or waived (other than delivery of a closing certificate from Elanco), (C) an Acquisition Proposal (as defined in the Merger Agreement) has been made to KindredBio or has been publicly disclosed after the date of the Merger Agreement (and in specified cases, has become known to any KindredBio director, officer or other specified employee), and in any event is not withdrawn or rejected, as applicable, and (D) within twelve months following termination pursuant to (A)(1), (2) or (3), KindredBio consummates or enters into a definitive agreement for an Acquisition Proposal (as defined and applied with respect to these termination fee triggers pursuant to the Merger Agreement); (ii) by Elanco under certain circumstances following an adverse change by the board of directors of KindredBio in its recommendation that KindredBio’s stockholders adopt the Merger Agreement or because KindredBio has violated in any material respect the non-solicitation provision of the Merger Agreement in certain circumstances; or (iii) by KindredBio to enter into a definitive agreement in connection with a Superior Proposal (as defined in the Merger Agreement). The termination fees and restrictions could discourage other companies from trying to acquire KindredBio even though those other companies might be willing to offer greater value to KindredBio stockholders than Elanco has offered in the Merger.
Litigations on KindredBio, Elanco, or the members of their respective boards, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.
It is a condition to the Merger that no injunction or other order preventing the consummation of the Merger shall have been issued by any court of competent jurisdiction or other governmental authority of competent jurisdiction and remain in effect. As of the date of this Quarterly Report on Form 10-Q, at least three lawsuits have been filed by purported KindredBio stockholders challenging the Merger or the other transactions contemplated by the Merger Agreement, which have named KindredBio and/or members of the KindredBio board as defendants. It is possible that additional lawsuits may be filed by Elanco shareholders or KindredBio stockholders challenging the Merger. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Merger and ongoing business activities, which could adversely affect the operation of KindredBio’s businesses.
Directors and executive officers of KindredBio may have interests in the Merger that are different from, or in addition to, the interests of other KindredBio stockholders.
Directors and executive officers of KindredBio may have interests in the Merger that are different from, or in addition to, the interests of other KindredBio stockholders generally. These interests may include, among others: severance payments under their employment agreements; the unvested equity awards of KindredBio common stock held by KindredBio’s directors and executive officers will vest immediately prior to the effective time of the Merger and entitle such directors and executive officers to applicable Merger consideration or, in the case of options, be cancelled and entitle such directors and executive officers to the aggregate spread between the Merger consideration and the applicable option exercise price; and rights to ongoing indemnification and insurance coverage by Elanco as the surviving company for acts or omissions occurring prior to the Merger. The KindredBio board was aware of and considered those interests, among other matters, in reaching its decision to approve and adopt the Merger Agreement, approve the Merger, and recommend the approval of the Merger Agreement to KindredBio stockholders. These interests, among other factors, may have influenced the directors and executive officers of KindredBio to support or approve the Merger.
Uncertainty about the Merger may adversely affect the relationships between KindredBio and its suppliers and employees, whether or not the Merger is completed.
In response to the announcement of the Merger, existing or prospective suppliers of KindredBio may delay, defer or cease providing goods or services, delay or defer other decisions concerning KindredBio, refuse to extend credit to KindredBio, or otherwise seek to change the terms on which they do business with KindredBio. Any such delays or changes to terms could seriously harm the business of KindredBio or, if the Merger is completed, the combined company.
In addition, as a result of the Merger, current and prospective employees could experience uncertainty about their future with KindredBio or the combined company. These uncertainties may impair the ability of KindredBio to retain, recruit or motivate key management, technical and other personnel.
The fairness opinion obtained from the financial advisor to the KindredBio board will not reflect subsequent developments between the signing of the Merger Agreement and the closing of the Merger.

In connection with the proposed Merger, the board of directors of KindredBio received an opinion on June 15, 2021 from Barclays Capital Inc. ("Barclays") that, as of such date and based upon and subject to the qualifications, limitations and assumptions stated in its opinion, the merger consideration to be offered to the KindredBio stockholders in the merger (other than Elanco and its affiliates) is fair, from a financial point of view, to such stockholders, more fully described in the section entitled “The Merger – Opinion of KindredBio’s Financial Advisor” in KindredBio’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 21, 2021. The opinion was based upon market, economic and other conditions as they exist on, and can be evaluated as of, the date of the opinion. The opinion does not reflect developments that may occur or may have occurred after the date of the opinion, including changes in the market prices of KindredBio common stock, changes to the operations and prospects of KindredBio, changes in general market and economic conditions or regulatory or other factors and Barclays assumed no responsibility for updating or revising its opinion based on any such changes. Any such changes, or other factors on which the opinions are based, may materially alter or affect the value of KindredBio.
KindredBio stockholders have appraisal rights under Delaware law.
Under Delaware law, KindredBio stockholders who do not vote in favor of adoption of the Merger Agreement and otherwise properly perfect their rights will be entitled to “appraisal rights” in connection with the Merger, which generally entitle stockholders to receive in lieu of the Merger consideration a cash payment of an amount determined by the Court of Chancery equal to be the fair value of their KindredBio common stock as of the effective time of the Merger. The appraised value would be determined by the Court of Chancery and could be less than, the same as or more than the Merger consideration. Under Delaware law, stockholders are generally entitled to statutory interest on an appraisal award at a rate equal to 5% above the Federal Reserve discount rate compounded quarterly from the closing date of the Merger until the award is actually paid. Stockholders who have properly demanded appraisal rights must file a petition for appraisal with the Court of Chancery within 120 days after the effective date of the Merger. Should a material number of KindredBio’s stockholders exercise appraisal rights and should the Court determine that the fair value of such shares of KindredBio common stock is materially greater than the Merger consideration, it could have a material adverse effect on the financial condition and results of operation of the combined company.
If the Merger is not consummated by December 15, 2021, either KindredBio or Elanco may terminate the Merger Agreement.
Either KindredBio or Elanco may terminate the Merger Agreement if the Merger has not been consummated by December 15, 2021. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the principal cause of, or directly resulted in, the failure to consummate the Merger on time. In the event the Merger Agreement is terminated by either party due to the failure of the Merger to close by December 15, 2021, KindredBio will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger.
Except as supplemented by the risk factors described above, there have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 16, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
2.1*
Agreement and Plan of Merger, dated as of June 15, 2021, by and among Kindred Biosciences, Inc., Elanco Animal Health Incorporated and Knight Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 16, 2021).

2.2
First Amendment to Agreement and Plan of Merger, dated June 30, 2021, by and among Elanco Animal Health Incorporated, Knight Merger Sub, Inc. and Kindred Biosciences, Inc (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on July 1, 2021).

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
*Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Agreement and Plan of Merger have been omitted and Kindred Biosciences, Inc. agrees to furnish supplementally a copy of any such omitted schedules to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 5, 2021

Kindred Biosciences, Inc.

By:	/s/ Wendy Wee
Wendy Wee
Chief Financial Officer